Form 10-Q
period 2004-06-30
LIBERTY MEDIA INTERNATIONAL INC
filed 2004-08-16
CIK 1284698

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-50671

LIBERTY MEDIA INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

State of Delaware	20-0893138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Media International, Inc.'s common stock as of July 30, 2004 was:

Series A common stock 139,918,767 shares; and
Series B common stock 6,053,143 shares.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2004	December 31, 2003
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$1,396,960	12,753
Restricted cash	20,237	–
Short-term liquid investments	207,194	–
Trade and other receivables, net	239,675	15,130
Other current assets	122,680	16,453

Total current assets	1,986,746	44,336

Investments in affiliates, accounted for using the equity method, and related receivables (note 6)	1,933,570	1,740,552
Other investments (note 7)	1,216,920	450,134
Property and equipment, at cost	3,619,899	128,013
Accumulated depreciation	(432,275)	(30,436)

	3,187,624	97,577

Intangible assets not subject to amortization:
Goodwill (note 8)	2,501,865	525,576
Franchise rights and other	222,950	163,450

	2,724,815	689,026

Intangible assets subject to amortization, net (note 8)	351,520	4,504
Deferred income tax assets	28,073	583,945
Other assets, net	205,200	76,963

Total assets	$11,634,468	3,687,037

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$249,975	20,629
Accrued liabilities	411,557	13,532
Subscriber advance payments and deposits	239,161	283
Current portion of accrued stock-based compensation	10,236	15,052
Derivative instruments (note 9)	4,223	21,010
Current portion of debt payable to (note 10):
Liberty Media Corporation	116,666	–
Other	81,633	12,426

Total current liabilities	1,113,451	82,932

Long-term debt (note 10)	4,081,008	41,700
Deferred income tax liabilities	616,768	135,811
Other long-term liabilities	325,716	7,948

Total liabilities	6,136,943	268,391

Commitments and contingencies (note 13)
Minority interests in subsidiaries	1,035,310	78
Stockholders' Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 139,917,130 shares at June 30, 2004	1,399	–
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 6,053,173 shares at June 30, 2004	61	–
Series C common stock, $.01 par value. Authorized 500,000,000 shares; no shares issued at June 30, 2004	–	–
Additional paid-in capital	6,227,902	–
Accumulated deficit	(1,715,940)	(1,630,949)
Accumulated other comprehensive loss, net of taxes	(51,207)	(46,566)
Parent's investment	–	5,096,083

Total stockholders' equity	4,462,215	3,418,568

Total liabilities and stockholders' equity	$11,634,468	3,687,037

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See Note 1)
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	amounts in thousands, except per share amounts
Revenue	$580,659	27,076	1,156,962	52,465

Operating costs and expenses:
Operating	224,765	12,217	447,525	23,585
Selling, general and administrative ("SG&A") (note 12)	157,944	10,163	305,956	19,447
Stock-based compensation charges (credits) – SG&A (note 5)	(11,002)	1,748	52,743	670
Depreciation and amortization	221,497	3,735	443,009	7,331
Impairment of long-lived assets	16,623	–	16,623	–
Restructuring charges (note 14)	5,024	–	8,925	–

	614,851	27,863	1,274,781	51,033

Operating income (loss)	(34,192)	(787)	(117,819)	1,432

Other income (expense):
Interest expense	(75,873)	(576)	(148,358)	(1,364)
Interest income	16,228	6,368	25,194	11,865
Share of earnings of affiliates, net (note 6)	22,755	5,581	38,845	2,843
Realized and unrealized gains on derivative instruments, net (note 9)	28,056	15,545	15,025	20,426
Foreign currency exchange gains (losses), net	(8,045)	2,748	(28,903)	4,191
Gain on extinguishment of debt (note 10)	3,871	–	35,787	–
Gains (losses) on disposition of assets, net (note 6)	26,566	(84)	24,724	3,958
Other expense, net	(1,208)	(2,137)	(9,489)	(1,405)

	12,350	27,445	(47,175)	40,514

Earnings (loss) before income taxes and minority interest	(21,842)	26,658	(164,994)	41,946
Income tax expense	(24,650)	(16,157)	(34,393)	(24,637)
Minority interests in losses (earnings) of subsidiaries	45,452	(2)	114,396	(8)

Net earnings (loss)	$(1,040)	10,499	(84,991)	17,301

Pro forma basic and diluted earnings (loss) per common share (note 3):	$(.01)	.07	(.56)	.11

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See Note 1)
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	amounts in thousands
Net earnings (loss)	$(1,040)	10,499	(84,991)	17,301

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(48,076)	(9,600)	(41,302)	(975)
Recognition of previously unrecognized foreign currency translation gain (note 6)	(143)	–	(143)	–
Unrealized gains (losses) on available- for-sale securities	(26,352)	37,062	(14,178)	26,334

Other comprehensive earnings (loss)	(74,571)	27,462	(55,623)	25,359

Comprehensive earnings (loss)	$(75,611)	37,961	(140,614)	42,660

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
Six months ended June 30, 2004

	Common stock					Accumulated other comprehensive earnings (loss), net of taxes
	Series A	Series B	Series C	Additional paid-in capital	Accumulated deficit		Parent's investment	Total stockholders' equity
	amounts in thousands
Balance at January 1, 2004	$–	–	–	–	(1,630,949)	(46,566)	5,096,083	3,418,568
Net loss	–	–	–	–	(84,991)	–	–	(84,991)
Other comprehensive loss	–	–	–	–	–	(55,623)	–	(55,623)
Intercompany tax allocation	–	–	–	–	–	–	6,133	6,133
Allocation of corporate overhead (note 12)	–	–	–	–	–	–	9,357	9,357
Issuance of Liberty Media Corporation common stock in acquisition (note 4)	–	–	–	–	–	–	152,122	152,122
Contribution of cash, investments and other net assets in connection with Spin Off (note 2)	–	–	–	–	–	50,982	304,578	355,560
Assumption by Liberty Media Corporation of obligation for stock appreciation rights in connection with Spin Off (note 2)	–	–	–	–	–	–	5,763	5,763
Adjustment due to issuance of stock by subsidiaries and affiliates, net of taxes	–	–	–	8	–	–	1,025	1,033
Net cash transfers from parent	–	–	–	–	–	–	654,250	654,250
Change in capitalization in connection with Spin Off (note 2)	1,399	61	–	6,227,851	–	–	(6,229,311)	–
Stock-based compensation, net of taxes (note 5)	–	–	–	43	–	–	–	43

Balance at June 30, 2004	$1,399	61	–	6,227,902	(1,715,940)	(51,207)	–	4,462,215

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2004	2003
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(84,991)	17,301
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	443,009	7,331
Stock-based compensation charges	52,743	670
Impairment of long-lived assets and restructuring charges	25,548	–
Share of earnings of affiliates, net	(38,845)	(2,843)
Amortization of deferred finance costs	10,441	–
Realized and unrealized gains on derivative instruments, net	(15,025)	(20,426)
Foreign currency exchange losses (gains), net	28,903	(4,191)
Gain on extinguishment of debt	(35,787)	–
Gains on disposition of assets, net	(24,724)	(3,958)
Deferred income tax expense	21,837	31,683
Minority interests in earnings (losses) of subsidiaries	(114,396)	8
Non-cash charges (credits) from Liberty Media Corporation	15,490	(5,155)
Other noncash items	3,063	4,055
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables, prepaids and other current assets	(40,415)	(2,501)
Payables and accruals	56,677	(2,305)

Net cash provided by operating activities	303,528	19,669

Cash flows from investing activities:
Net cash acquired in acquisitions	216,742	–
Investments in and loans to affiliates and others	(88,370)	(400,327)
Cash proceeds received upon redemption of shares by affiliate	27,677	–
Net purchases of short-term liquid investments	(205,060)	–
Capital expended for property and equipment	(195,935)	(11,358)
Net cash received (paid) to purchase or settle derivative instruments	(45,696)	12,351
Other investing activities, net	6,609	9,916

Net cash used by investing activities	(284,033)	(389,418)

Cash flows from financing activities:
Borrowings of debt	743,375	–
Repayments of debt	(487,792)	(4,753)
Net cash paid related to interest rate protection agreements	(23,339)	–
Deferred financing costs	(50,126)	–
Proceeds from issuance of stock by subsidiaries	486,161	–
Contributions from Liberty Media Corporation	704,250	378,941
Other financing activities, net	1,815	–

Net cash provided by financing activities	1,374,344	374,188

Effect of exchange rates on cash	(9,632)	969

Net increase in cash and cash equivalents	1,384,207	5,408
Cash and cash equivalents:
Beginning of period	12,753	5,592

End of period	$1,396,960	11,000

Cash paid for interest	$132,484	834

Cash paid for taxes	$8,140	379

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See Note 1)
Notes to Condensed Consolidated Financial Statements

June 30, 2004
(unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements of Liberty Media International, Inc. ("LMI") include the historical financial information of (i) certain international cable television and programming subsidiaries and assets (collectively "LMC International") of Liberty Media Corporation ("Liberty") for periods prior to the June 7, 2004 consummation of the spin off transaction (the "Spin Off") described in note 2 and (ii) LMI and its consolidated subsidiaries for the period following such date. Upon consummation of the Spin Off, LMI became the owner of the assets that comprise LMC International. In the following text, the "Company" may, as the context requires, refer to LMC International (prior to June 7, 2004), LMI and its consolidated subsidiaries (subsequent to June 7, 2004) or both.

LMI's operating subsidiaries and its most significant equity method investments as of June 30, 2004 are set forth below.

Operating subsidiaries:

    Liberty Cablevision of Puerto Rico Ltd. ("Puerto Rico Cable")
    Pramer S.C.A. ("Pramer")
    Princes Holdings Limited ("PHL")
    UnitedGlobalCom, Inc. ("UGC")

The Company's most significant subsidiary is UGC, an international broadband communications provider of video, voice, and Internet access services with operations in 14 countries. At June 30, 2004, the Company owned approximately 417 million shares of UGC common stock, representing an approximate 53% economic interest and a 90% voting interest. As further described in note 4, the Company began consolidating UGC on January 1, 2004. Prior to that date, the Company used the equity method to account for its investment in UGC. PHL and Puerto Rico Cable are wholly-owned subsidiaries of the Company that own and operate cable television systems in Ireland and Puerto Rico, respectively. As further described in note 4, PHL was acquired during the second quarter of 2004. Pramer is a wholly-owned Argentine programming company that supplies programming services to cable television and direct-to-home ("DTH") satellite distributors in Latin America, Spain and some Spanish speaking markets in the United States.

Significant equity method investments:

    Jupiter Programming Co., Ltd. ("JPC")
    Jupiter Telecommunications Co., Ltd. ("J-COM")

The Company does not control the decision making process or business management practices of its equity affiliates. Accordingly, the Company relies on management of these affiliates and their independent auditors to provide it with accurate financial information prepared in accordance with accounting principles generally accepted in the United States ("U.S.") ("GAAP") that the Company uses in the application of the equity method. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on the Company's financial statements. For information concerning the Company's equity method investments, see note 6.

The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2003 combined financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended (File No. 333-116157), as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, allowances for uncollectible accounts, deferred income tax valuation allowances, loss contingencies, fair values of financial instruments, asset impairments, useful lives of property and equipment, restructuring accruals, the impact of bankruptcy proceedings of consolidated subsidiaries and other special items. Actual results could differ from those estimates.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2004.

(2) Spin Off Transaction

On June 7, 2004 (the "Spin Off Date"), Liberty completed the Spin Off of LMI to Liberty's stockholders. In connection with the Spin Off, holders of Liberty common stock on June 1, 2004 (the "Record Date") received in the aggregate 139,921,145 shares of Liberty Media International Series A common stock, par value $0.01 per share ("Series A Common Stock"), for their shares of Liberty Series A common stock, par value $0.01 per common share ("Liberty Series A Common Stock"), owned at 5:00 p.m. New York City time on the Record Date and 6,053,173 shares of Liberty Media International Series B common stock, par value $0.01 per share ("Series B Common Stock" and together with the Series A Common Stock, "LMI Common Stock"), for their shares of Liberty Series B common stock, par value $0.01 per share ("Liberty Series B Common Stock," and together with the Liberty Series A Common Stock, the "Liberty Common Stock"), owned at 5:00 p.m. New York City time on the Record Date. The number of shares of LMI Common Stock distributed in the Spin Off was based on a ratio of .05 of a share of LMI Common Stock for each share of Liberty Common Stock. The Spin Off is intended to qualify as a tax-free spin off.

In addition to the contributed subsidiaries and net assets that comprise LMC International, Liberty also contributed to the Company, in connection with the Spin Off, certain other assets and liabilities, as set forth in the following table (amounts in thousands):

Cash and cash equivalents	$50,000
Available-for-sale securities	561,130
Net deferred tax liability	(253,163)
Other net liabilities	(2,407)

$355,560

The contributed available-for-sale securities included 5 million American Depositary Shares ("ADSs") for preferred limited voting ordinary shares of The News Corporation Limited (the "News Corp.") and a 99.9% economic interest in 345,000 shares of ABC Family Worldwide, Inc. ("ABC Family") Series A preferred stock. Liberty also contributed an equity collar with respect to the News Corp. ADSs. See note 9. For financial reporting purposes, the contribution of such assets is deemed to have occurred on June 1, 2004.

All of the net assets contributed to the Company by Liberty in connection with the Spin Off have been recorded at Liberty's historical cost.

As a result of the Spin Off, the Company and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Spin Off, the Company and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between Liberty and the Company after the Spin Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Facilities and Services Agreement, a Tax Sharing Agreement and a Short-Term Credit Facility.

The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Spin Off, the issuance of LMI stock options upon adjustment of certain Liberty stock incentive awards and the allocation of responsibility for LMI and Liberty stock incentive awards, cross indemnities and other matters. Such cross indemnities are designed to make (i) the Company responsible for all liabilities related to the businesses of LMC International prior to the Spin Off, as well as for all liabilities incurred by the Company following the Spin Off, and (ii) Liberty responsible for all potential liabilities of the Company which are not related to the Company's businesses, including, for example, liabilities arising as a result of the Company having been a subsidiary of Liberty.

The Short-Term Credit Facility is described in note 10 and the Facilities and Services Agreement and the Tax Sharing Agreement are described in note 12.

(3) Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares (e.g. options and convertible securities) as if they had been converted at the beginning of the periods presented.

As described in Note 2, the Company issued shares of Series A Common Stock and Series B Common Stock in connection with the Spin Off. The pro forma net earnings (loss) per share amounts set forth in the accompanying condensed consolidated financial statements were computed using historical net earnings (loss) and a pro forma weighted average per share amount that includes 152,772,927 shares of LMI Common Stock for periods prior to the Spin Off Date and actual weighted average shares outstanding for periods subsequent to that date. Accordingly, the earnings (loss) per common share calculation is based on 152,772,927 shares outstanding for both of the three and six months ended June 30, 2003 and 152,772,188 and 152,772,545 shares for the three and six months ended June 30, 2004, respectively. The foregoing weighted average share amounts include an increase of 6,798,609, 6,798,576 and 6,798,592 shares, respectively, to give retroactive effect to the benefit derived by the Company's stockholders as a result of the Company's distribution of subscription rights to its stockholders of record on July 26, 2004. See note 16. At June 30, 2004, 4,964,347 potential common shares were outstanding. All of such potential common shares represent shares issuable upon the exercise of stock options that were issued in June 2004. Prior to the consummation of the Spin Off, no potential common shares were outstanding, and accordingly, there is no difference between basic and diluted earnings per share for the three and six months ended June 30, 2003. Potential common shares have been excluded from the pro forma calculation of diluted loss per share for the three and six months ended June 30, 2004 because their inclusion would be anti-dilutive.

(4) Acquisitions

Acquisition of Controlling Interest in UGC

On January 5, 2004, the Company completed a transaction pursuant to which UGC's founding shareholders (the "Founders") transferred 8.2 million shares of UGC Class B common stock to the Company in exchange for 12.6 million shares of Liberty Series A Common Stock valued, for accounting purposes, at $152,122,000 and a cash payment of $15,827,000 (including acquisition costs). This transaction was the last of a number of independent transactions pursuant to which the Company acquired its controlling interest in UGC from 2001 through January 2004. The Company's acquisition of 281.3 million shares of UGC in January 2002 gave it a greater than 50% economic interest in UGC, but due to certain voting and standstill arrangements, the Company used the equity method to account for its investment in UGC through December 31, 2003. Upon closing of the January 5, 2004 transaction, the restrictions on the exercise by the Company of its voting power with respect to UGC terminated, and the Company gained voting control of UGC. Accordingly, UGC has been accounted for as a consolidated subsidiary and included in the Company's financial position and results of operations since January 1, 2004.

The Company has accounted for its acquisition of UGC as a step acquisition, and has allocated its investment basis to its pro rata share of UGC's assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates. Prior to the acquisition of the Founders' shares, the Company's investment basis in UGC had been reduced to zero as a result of the prior recognition of the Company's share of UGC's losses. The following table reflects the amounts allocated to UGC's assets and liabilities upon completion of the January 2004 acquisition of the Founders' shares (amounts in thousands):

Current assets, including cash of $310,361	$622,321
Property and equipment	3,386,252
Intangible assets other than goodwill	446,065
Goodwill	2,022,761
Investments and other assets	370,137
Current liabilities	(1,407,275)
Long-term debt	(3,615,902)
Deferred income taxes	(780,086)
Other liabilities	(268,632)
Minority interest	(607,692)

Aggregate purchase price	$167,949

The Company has entered into a new Standstill Agreement with UGC that limits the Company's ownership of UGC common stock to 90% of the outstanding common stock unless it makes an offer or effects another transaction to acquire all outstanding UGC common stock. Under certain circumstances, such an offer or transaction would require an independent appraisal to establish the price to be paid to stockholders unaffiliated with the Company.

During the six months ended June 30, 2004, the Company also purchased an additional 20.0 million shares of UGC Class A common stock pursuant to certain pre-emptive rights granted to it pursuant to the aforementioned Standstill Agreement with UGC. The $152,284,000 purchase price for such shares was comprised of (1) the cancellation of indebtedness due from subsidiaries of UGC to certain subsidiaries of the Company in the amount of $104,462,000 (including accrued interest) and (2) $47,822,000 in cash. As UGC was a consolidated subsidiary of the Company at the time of these purchases, the effect of these purchases was eliminated in consolidation.

Also in January 2004, UGC initiated a rights offering pursuant to which holders of each of UGC's Class A, Class B and Class C common stock received .28 transferable subscription rights to purchase a like class of common stock for each share of common stock owned by them on January 21, 2004. The rights offering expired on February 12, 2004. UGC received cash proceeds of approximately $1.02 billion from the rights offering. As a holder of UGC Class A, Class B and Class C common stock, the Company participated in the rights offering and exercised all subscription rights received.

PHL

On May 20, 2004, the Company acquired all of the issued and outstanding ordinary shares of PHL for €2 million ($2,386,000). PHL, through its subsidiary Chorus Communications Limited, owns and operates broadband communications systems in Ireland. In connection with this acquisition, the Company loaned an aggregate of €75 million ($89,475,000 as of May 20, 2004) to PHL. The proceeds from this loan were used by PHL to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital. The Company has committed to loan up to an additional €14,500,000 ($17,684,000) to PHL. The Company has accounted for this acquisition using the purchase method of accounting. For financial reporting purposes, the PHL acquisition is deemed to have occurred on June 1, 2004. The preliminary purchase price allocation for this acquisition is as follows (amounts in thousands):

Cash and cash equivalents at acquisition date	$14,474
Other current assets	7,425
Property and equipment	72,625
Customer relationships	9,400
Goodwill	29,212
Current liabilities	(26,570)
Deferred income taxes	(1,450)
Subscriber advance payments and deposits	(12,850)

Aggregate cash consideration (including acquisition costs)	$92,266

Pro Forma Information

The following unaudited pro forma information for the Company for the six months ended June 30, 2004 and 2003 was prepared assuming the acquisitions of UGC and PHL occurred on January 1, 2003. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the UGC and PHL acquisitions had occurred on January 1, 2003 (amounts in thousands, except per share amounts):

	Six months ended June 30,
	2004	2003
Revenue	$1,189,957	988,968

Net earnings (loss)	$(92,990)	460,264

Earnings (loss) per share	$(.61)	3.01

(5) Stock-Based Compensation

As a result of the Spin Off and related adjustments to Liberty's stock incentive awards, options to acquire an aggregate of 1,655,635 shares of Series A Common Stock and 1,408,264 shares of Series B Common Stock were issued to employees of Liberty and the Company. In addition, options to acquire an aggregate of 426,000 shares of Series A Common Stock and 1,474,448 shares of Series B Common Stock were issued in June 2004 following the Spin Off. As a result of the Spin Off and the related issuance of options to acquire LMI Common Stock, certain persons who remained employees of Liberty immediately following the Spin Off hold options to purchase LMI Common Stock and certain persons who are employees of the Company hold options, stock appreciation rights ("SARs") and options with tandem SARs to purchase Liberty Common Stock. Pursuant to the Reorganization Agreement, LMI is responsible for all stock incentive awards related to LMI Common Stock and Liberty is responsible for all stock incentive awards related to Liberty Common Stock regardless of whether such stock incentive awards are held by Liberty or Company employees. Notwithstanding the foregoing, the stock-based compensation expense recorded by the Company is based on the stock incentive awards held by its employees regardless of whether such awards relate to LMI or Liberty Common Stock. Accordingly, any stock-based compensation recorded by LMI with respect to Liberty stock incentive awards is treated as a capital transaction with the offset to stock-based compensation expense reflected as an adjustment of additional paid-in capital.

The Company applies the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for fixed and variable plan stock options. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options is recognized only if the current market price of the underlying stock exceeds the exercise price on the date of grant, in which case, compensation is recognized based on the percentage of options that are vested, and (ii) compensation for variable-plan options, including options granted in tandem with SARs, is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date.

As a result of the modification of certain terms of UGC's stock options in connection with its February 2004 rights offering, UGC began accounting for such options as variable-plan options. In addition, UGC also uses variable-plan accounting to account for its SARs. Substantially all of the stock-based compensation included in the Company's condensed consolidated statements of operations for the six months ended June 30, 2004 is attributable to UGC's stock incentive awards.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") to its options. As Statement 123 did not change the accounting for SARs, the pro forma adjustments included in the following table do not include amounts related to the Company's calculation of compensation expense related to SARs or to options with tandem SARs (amounts in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net earnings (loss)	$(1,040)	10,499	(84,991)	17,301
Add stock-based compensation credits (charges) as determined under the intrinsic value method, net of taxes	(12,977)	–	37,432	–
Deduct stock-based compensation as determined under the fair value method, net of taxes	(277)	(208)	(41,249)	(416)

Pro forma net earnings (loss)	$(14,294)	10,291	(88,808)	16,885

Basic and diluted earnings (loss) from continuing operations per share
As reported	$(.01)	.07	(.56)	.11

Pro forma	$(.09)	.07	(.58)	.11

(6) Investments in Affiliates Accounted for Using the Equity Method

The Company's affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. The following table includes the Company's carrying value and percentage ownership of certain of its investments in affiliates:

	June 30, 2004		December 31, 2003
	Percentage ownership	Carrying amount	Carrying amount
	dollar amounts in thousands
J-COM	45%	$1,369,651	1,330,602
JPC	50%	265,941	259,571
Metrópolis-Intercom S.A. ("Metropolis")	50%	49,672	52,223
Other	Various	248,306	98,156

		$1,933,570	1,740,552

The following table reflects the Company's share of earnings (losses) of affiliates including any other-than-temporary declines in value:

	Six months ended June 30,
	2004	2003
	amounts in thousands
J-COM	$33,032	4,902
JPC	8,078	4,712
Metropolis	(5,224)	(3,903)
Other	2,959	(2,868)

	$38,845	2,843

J-COM

J-COM was incorporated in 1995 to own and operate broadband businesses in Japan and other parts of Asia. Upon formation, the Company and Sumitomo Corporation ("Sumitomo") owned 40% and 60% of J-COM, respectively. In the second quarter of 2000, the Company purchased an additional 10% equity interest from Sumitomo for $92 million in cash. In September 2000, J-COM acquired Titus Communications Corporation in a stock-for-stock exchange, and the Company's ownership interest was reduced to 35%.

In 2003, the Company purchased an additional 8% equity interest from Sumitomo for $141 million in cash, and the Company and Sumitomo each converted certain of their shareholder loans to equity interests in J-COM. At June 30, 2004, the ownership interest of the Company, Sumitomo and Microsoft Corporation ("Microsoft") in J-COM was approximately 45%, 32% and 19%, respectively.

At June 30, 2004, the Company's investment in J-COM included ¥55,325,625,000 ($508,367,000) of shareholder loans to J-COM. Such loans are denominated in Japanese yen and bear interest at the 3-month Tokyo Interbank Offered Rate plus a variable margin per annum (2.34% at June 30, 2004). Such shareholder loans, which are subordinated to J-COM's third party indebtedness, are due and payable on February 6, 2011. During the six months ended June 30, 2004 and 2003, the Company recognized interest income on the J-COM shareholder loans of $5,127,000 and $4,713,000, respectively. Subsequent to June 30, 2004, the Company, Sumitomo, Microsoft and J-COM executed transactions that effectively resulted in the conversion of shareholder loans with an aggregate principal amount of

¥30,000,035,000 ($275,660,000) to equity. Such amount includes ¥14,064,830,000 ($129,237,000) of shareholder loans held by the Company that were converted to equity. Such conversions did not materially impact the J-COM ownership interests of the Company, Sumitomo or Microsoft.

Summarized financial information for J-COM is as follows:

	June 30, 2004	December 31, 2003
	amounts in thousands
Financial Position
Investments	$54,041	52,962
Property and equipment, net	2,264,079	2,274,632
Intangible and other assets, net	1,655,529	1,601,596

Total assets	$3,973,649	3,929,190

Third party debt	$963,112	984,089
Due to the Company	508,367	492,639
Other shareholder loans	912,208	901,971
Other liabilities	620,698	637,434
Minority interest	7,995	11,794
Owners' equity	961,269	901,263

Total liabilities and equity	$3,973,649	3,929,190

	Six months ended June 30,
	2004	2003
	amounts in thousands
Results of Operations
Revenue	$723,414	572,588
Operating, selling, general and administrative expenses	(436,741)	(382,088)
Stock-based compensation	(450)	(578)
Depreciation and amortization	(172,825)	(142,307)

Operating income	113,398	47,615
Interest expense, net	(34,071)	(33,266)
Other, net	(6,443)	(2,425)

Net earnings	$72,884	11,924

JPC

JPC, a joint venture formed in 1996 by the Company and Sumitomo, is a programming company in Japan, which owns and invests in a variety of channels including the Shop Channel. The Company and Sumitomo each own 50% of JPC.

On April 22, 2004, JPC issued 24,000 shares of JPC ordinary shares to Sumitomo for ¥6 billion ($54,260,000 as of April 22, 2004). On April 26, 2004, JPC paid ¥3 billion ($27,677,000 as of April 26, 2004) to each of the Company and Sumitomo to redeem 12,000 shares of JPC ordinary shares from each shareholder. On April 27, 2004, the Company transferred its 100% indirect ownership interest in Liberty J-Sports, Inc. ("Liberty J-Sports"), the owner of an indirect minority interest in J-SPORTS Broadcasting Corporation, to JPC in exchange for 24,000 shares of JPC ordinary shares valued at ¥6 billion ($54,805,000 as of April 27, 2004). The Company recognized a $25,256,000 gain on this transaction, representing the excess of the cash received from the earlier share redemption over 50% of the Company's historical cost basis in Liberty J-Sports.

Metropolis

The Company and CrístalChile Comunicaciones S.A. ("CristalChile") have entered into an agreement pursuant to which each has agreed to use commercially reasonable efforts to merge Metropolis and VTR GlobalCom S.A. ("VTR"), a wholly-owned subsidiary of UGC. The merger is subject to certain conditions, including the execution of definitive agreements, Chilean regulatory approval, the approval of the boards of directors of LMI, CristalChile, VTR and UGC (including, in the case of UGC, the independent members of UGC's board of directors) and the receipt of necessary third party approvals and waivers. If the proposed merger is consummated as contemplated, the Company will own a direct and indirect interest aggregating 80% of the voting and equity rights in the new entity, and CristalChile will own the remaining 20%. In the merger, the Company will also receive a $100 million promissory note from the combined entity. The note will bear interest at LIBOR plus 3% per annum, will be unsecured and subordinated to third party debt and will have a maturity to be negotiated. In addition, CristalChile will have a put right which will allow CristalChile to require Liberty to purchase all, but not less than all, of its interest in the new entity for not less than $140 million on or after the first anniversary of the date on which Chilean regulatory approval of the merger is received. The Company has agreed to assume and indemnify Liberty against this put obligation in connection with the Spin Off. The parties have agreed to decide by September 10, 2004, or such later date as they may mutually agree, whether to continue pursuing the consummation of the merger. If the merger does not occur, the Company and CristalChile have agreed to fund their pro rata share of a capital call sufficient to retire Metropolis' local debt facility, which had an outstanding principal amount of Chilean pesos 33.4 billion ($52.5 million) at June 30, 2004.

(7) Other Investments

The following table sets forth the carrying amount of the Company's other investments:

	June 30, 2004	December 31, 2003
	amounts in thousands
ABC Family	$390,414	–
Telewest Communications plc ("Telewest")	253,382	281,392
SBS Broadcasting S.A. ("SBS")	184,320	–
News Corp.	164,400	–
Other	224,404	168,742

Total other investments	$1,216,920	450,134

The Company's investment in ABC Family, Telewest, SBS and News Corp. are all accounted for as available-for-sale securities.

ABC Family

The Company has a 99.9% beneficial interest in 345,000 shares of the 9% Series A preferred stock of ABC Family. Liberty contributed this interest to the Company in connection with the Spin Off. The Company recognized dividend income on the ABC Family preferred stock of $2,552,000 during the month ended June 30, 2004.

Telewest

At June 30, 2004, the Company's investment consisted of Telewest Senior and Senior Discount Notes. On July 19, 2004, such Notes were converted into 18,417,273 shares or approximately 7.5% of the issued and outstanding common stock of Telewest Global, Inc., the successor to Telewest.

SBS

UGC owns an approximate 19% interest in SBS, a European commercial television and radio broadcasting company.

News Corp.

The Company owns 5 million shares of News Corp. ADSs. As discussed in note 9, the Company has entered into an equity collar with respect to this investment.

(8) Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

	UGC	Other	Total
	amounts in thousands
Balance at January 1, 2004	$–	525,576	525,576
Acquisitions	2,022,761	29,212	2,051,973
Foreign currency translation adjustments	(76,301)	617	(75,684)

Balance at June 30, 2004	$1,946,460	555,405	2,501,865

Intangible Assets Subject to Amortization, Net

The details of the Company's amortizable intangible assets are set forth below:

	June 30, 2004	December 31, 2003
	amounts in thousands
Gross carrying amount
Customer relationships	$375,181	–
Other	9,297	6,083

	$384,478	6,083

Accumulated amortization
Customer relationships	$(30,088)	–
Other	(2,870)	(1,579)

	$(32,958)	(1,579)

Net carrying amount
Customer relationships	$345,093	–
Other	6,427	4,504

	$351,520	4,504

Customer relationships are amortized over weighted average lives of approximately 7.5 years. Amortization of intangible assets with finite useful lives was $31,648,000 and $232,000 for the six months ended June 30, 2004 and 2003, respectively. Based on its current amortizable intangible assets, the Company expects that amortization expense will be as follows for the next five years (amounts in thousands):

Remainder of 2004	$32,332
2005	$64,313
2006	$58,628
2007	$58,628
2008	$57,227

(9) Derivative Instruments

Foreign Exchange Contracts

The Company generally does not hedge its foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. However, in order to reduce its foreign currency exchange risk related to its investment in J-COM, the Company has entered into collar agreements with respect to ¥38,785 million ($356,382,000). These collar agreements have a weighted average remaining term of approximately 8 months, an average call price of ¥104/U.S. dollar and an average put price of ¥121/U.S. dollar. The Company had also entered into forward sales contracts with respect to the Japanese yen. During the second quarter of 2004, the Company paid $10,593,000 to settle its yen forward sales contracts. As a result, the Company had no yen forward sales contracts outstanding at June 30, 2004. During the six months ended June 30, 2004 and 2003, the Company recognized unrealized gains of $6,216,000 and $3,578,000, respectively, related to its yen collar agreements and forward contracts.

Total Return Debt Swaps

The Company has entered into total return debt swaps in connection with its purchase of (i) bank debt of a subsidiary of United Pan-Europe Communications N.V. ("UPC"), and (ii) public debt of Cablevisión S.A. ("Cablevision"), the largest cable television company in Argentina, in terms of basic cable subscribers. UPC is a subsidiary of UGC. Liberty currently owns an indirect 79% economic and non-voting interest in a limited liability company that owns 50% of the outstanding capital stock of Cablevision. Under the total return debt swaps, the Company directs a counterparty to purchase a specified amount of the underlying debt security for the benefit of the Company. The Company has posted collateral with the counterparties equal to 30% of the counterparty's purchase price for the purchased indebtedness of the UPC subsidiary and 90% of the counterparty's purchase price for the purchased indebtedness of Cablevision. The Company records a derivative asset equal to the posted collateral. The Company earns interest income based upon the face amount and stated interest rate of the underlying debt securities, and pays interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying purchased indebtedness of the UPC subsidiary declines by 10% or more, the Company is required to post cash collateral for the decline, and the Company records an unrealized loss on derivative instruments. The cash collateral related to the UPC subsidiary indebtedness is further adjusted up or down for subsequent changes in the fair value of the underlying indebtedness or for foreign currency exchange rate movements involving the euro and U.S. dollar. At June 30, 2004, the aggregate purchase price of debt securities underlying the Company's total return debt swap arrangements involving the indebtedness of the UPC subsidiary and Cablevision was $122,233,000. As of such date, the Company had posted cash collateral equal to $49,530,000. In the event the fair value of the purchased debt securities were to fall to zero, the Company would be required to post additional cash collateral of $72,703,000. In addition, the aggregate principal amount of the UPC subsidiary and Cablevision indebtedness that is the subject of the Company's total return debt swaps was approximately $109,000,000 and $26,000,000, respectively, at June 30, 2004. Accordingly, if at June 30, 2004, the Company had acquired the UPC subsidiary indebtedness pursuant to the total return swaps, the Company's consolidated indebtedness at June 30, 2004 would have been reduced by $109,000,000.

Put Obligation

A counterparty has the right to require the Company to purchase $67.3 million face amount of certain indebtedness of Cablevision for a purchase price of $25.8 million, plus an interest factor of 3% per annum, compounded semiannually, on the earlier of September 29, 2007 or the date that Cablevision completes its restructuring plan (the "Put Trigger Date"). In addition, if the Cablevision restructuring plan has not been completed by September 29, 2005, the counterparty has the right, beginning on September 29, 2005 and ending on the Put Trigger Date, to require the Company to pay the difference between (i) the proceeds received by the counterparty upon the sale of all (but not less than all) of the Cablevision indebtedness that is subject to this agreement, and (ii) the $25.8 million purchase price plus interest at 3% per annum, compounded semiannually. The Company reflects this obligation on its balance sheet at fair value ($590,000 at June 30, 2004).

UGC Interest Rate Swaps and Caps

During the first and second quarters of 2004, UGC purchased interest rate caps for approximately $21.4 million that capped the variable interest rate on notional amounts totaling €2.25 billion to €2.6 billion ($2.7 billion to $3.1 billion) at 3.0% and 4.0% for 2005 and 2006, respectively. During the first quarter of 2003, UGC purchased an interest rate cap that capped the variable interest rate at 3.0% on a notional amount of €2.7 billion ($3.3 billion) for 2003 and 2004. In June 2003, UGC entered into a cross currency and interest rate swap pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility (see note 10) was swapped at an average rate of €1.13 per U.S. dollar until July 2005, with the interest rate capped at 2.35%. The changes in fair value of these swaps and caps are included in other expense, net in the condensed consolidated statements of operations. The net fair value of these derivative contracts as of June 30, 2004 was an $18,097,000 liability.

Equity Collar

Prior to the Spin Off, Liberty contributed to the Company 5,000,000 News Corp. ADSs, together with a related equity collar. The equity collar, which expires on August 6, 2009, provides (i) the Company with the right to require the counterparty to buy 5,000,000 News Corp. ADSs at a price of $31.43, and (ii) the counterparty with the right to require the Company to sell 5,000,000 News Corp. ADSs at a price of $52.39. The fair value of the equity collar was a $1,580,000 liability at June 30, 2004.

Realized and Unrealized Gains (Losses) on Derivative Instruments

Realized and unrealized gains (losses) on derivative instruments are comprised of the following amounts for the indicated periods:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	amounts in thousands
Foreign exchange derivatives	$15,692	2,960	6,216	3,578
Total return debt swaps	41	12,585	(1,511)	16,848
Equity collar (News Corp. ADSs)	6,168	–	6,168	–
UGC interest rate swaps and caps	6,350	–	2,326	–
Put obligation (Cablevision indebtedness)	(195)	–	1,826	–

	$28,056	15,545	15,025	20,426

(10) Debt

The components of debt are as follows:

	June 30, 2004	December 31, 2003
	amounts in thousands
Due to Liberty	$116,666	–
UPC Distribution Bank Facility	3,224,816	–
Other UGC debt	880,724	–
Other subsidiary debt	57,101	54,126

Total debt	4,279,307	54,126
Less current maturities	(198,299)	(12,426)

Total long-term debt	$4,081,008	41,700

Due to Liberty

During the 2004 period prior to the Spin Off, a subsidiary of the Company borrowed $116,666,000 from Liberty pursuant to certain notes payable. Interest expense accrued on the amounts borrowed pursuant to such notes payable was $459,000 during the six months ended June 30, 2004. In connection with the Spin Off, Liberty also entered into a Short-Term Credit Facility with the Company. Pursuant to the Short-Term Credit Facility, Liberty has agreed to make loans to the Company from time to time up to an aggregate principal amount of $383,334,000. Amounts borrowed under the Short-Term Credit Facility and the notes payable will bear interest at 6% per annum, compounded semi-annually, and will be due and payable no later than March 31, 2005. Through June 30, 2004, the Company has not borrowed against the Short-Term Credit Facility. The Company has undertaken to Liberty to use commercially reasonable efforts to consummate an equity or debt financing as soon as practical after the Spin Off, and to repay any loans that are outstanding under the Short-Term Credit Facility and the subsidiary notes payable at the time such financing closes. In the event the proceeds from any such debt or equity financing are at least $500,000,000, the Company and Liberty will terminate the Short-Term Credit Facility. Accordingly, it is anticipated that all amounts due to Liberty under the subsidiary notes payable will be repaid and that the Short-Term Credit Facility will be terminated in connection with the closing of the LMI Common Stock rights offering described in note 16.

UPC Distribution Bank Facility

The UPC Distribution Bank Facility, as refinanced in June 2004, provides for borrowings by a UPC subsidiary under five different tranches aggregating €3.3 billion ($4.0 billion). The following table presents certain terms of the UPC Distribution Bank Facility as of June 30, 2004 (dollars in thousands):

	U.S. dollar equivalent
Tranche (Description)	Availability	Amount outstanding	Interest rate	Repayment dates
A (Revolving credit facility)	$806,715	–	EURIBOR + 2.25% – 4%	June-06 through June-08
B (Term loan)	1,526,013	1,526,013	EURIBOR + 2.25% – 4%	June-04 through June-08
C1 (Term loan)	114,943	114,943	EURIBOR + 5.5%	June-04 through March-09
C2 (Term loan)	347,500	347,500	LIBOR + 5.5%	June-04 through March-09
E (Term loan)	1,236,360	1,236,360	EURIBOR + 3%	July-09

Total	$4,031,531	3,224,816

The UPC Distribution Bank Facility (i) provides for a commitment fee of 0.5% of unused borrowing availability, (ii) is secured by the assets of most of UPC's majority-owned European cable operating companies and is senior to other long-term obligations of UPC and (iii) contains certain financial covenants and restrictions on UPC's subsidiaries regarding payment of dividends, ability to incur additional indebtedness, disposition of assets, mergers and affiliated transactions. The weighted average interest rate on borrowings under the UPC Distribution Bank Facility was 6.45% for the six months ended June 30, 2004. With the exception of the $347,500,000 borrowed under Tranche C2, all of the amounts borrowed pursuant to the UPC Distribution Bank Facility are denominated in euros. In June 2004, the UPC subsidiary borrowed approximately €1,021.9 million ($1,236.4 million) under the Tranche E facility, which was used to repay some of the indebtedness borrowed under the other facilities.

Other UGC Debt

UGC Convertible Notes.    On April 6, 2004, UGC completed the offering and sale of €500 million ($605 million) 1 3/4% Convertible Senior Notes due April 15, 2024 ("UGC Convertible Notes"). Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC's existing and future senior unsubordinated and unsecured indebtedness and rank senior in right to all of UGC's existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC's subsidiaries. The UGC Convertible Notes will be convertible into shares of UGC Class A common stock at an initial conversion price of €9.7561 per share, which was equivalent to a conversion price of $12.00 per share on the date of issue, representing a conversion rate of 102.5 shares per €1,000 principal amount of the UGC Convertible Notes. On or after April 20, 2011, UGC has the right to redeem the UGC Convertible Notes, in whole or in part, at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. On April 15, 2011, April 15, 2014, and April 15, 2019, holders have the right to tender all or part of their UGC Convertible Notes to the Company for purchase in euros at 100% of the principal amount, plus accrued and unpaid interest. Holders may also similarly tender their UGC Convertible Notes to the Company in the event of a change in control, as defined in the related indenture. Holders may surrender their UGC Convertible Notes for conversion prior to maturity only if certain conditions are met.

UPC Polska Notes.    UPC Polska is an indirect subsidiary of UGC. On February 18, 2004, in connection with the consummation of UPC Polska's plan of reorganization and emergence from its U.S. bankruptcy proceeding, third-party holders of UPC Polska Notes and other claimholders received a total of $87.4 million in cash, $101.7 million in new 9% UPC Polska Notes due 2007 and approximately 2.0 million shares of UGC Class A common stock in exchange for the cancellation of their claims. UGC recognized a gain of $31.9 million from the extinguishment of the UPC Polska Notes and other liabilities subject to compromise, equal to the excess of their respective carrying amounts over the fair value of consideration given. On July 16, 2004, UGC used existing cash and a draw of €90 million ($108.9 million) under Tranche A of the UPC Distribution Bank Facility to redeem the new 9% UPC Polska Notes due 2007.

Other Subsidiary Debt

Other subsidiary debt includes bank borrowings of Puerto Rico Cable and Pramer. A subsidiary of the Company posts cash collateral equal to the outstanding borrowings under the Puerto Rico Cable facility ($44,700,000 at June 30, 2004). Such cash collateral is included in other assets, net in the accompanying condensed consolidated financial statements.

At June 30, 2004, Pramer's U.S. dollar denominated bank borrowings aggregated $12,401,000. During 2002, following the devaluation of the Argentine peso, Pramer failed to make certain required payments due under its bank credit facility. Since that time, Pramer has been in technical default under its bank credit facility. However, the bank lenders have not provided notice of default or requested acceleration of the payments due under the facility. Pramer and the banks are negotiating the terms of a new credit facility and all amounts due under this facility are classified as current in the accompanying condensed consolidated balance sheets.

The Company believes that the fair value and the carrying value of its debt were approximately equal at June 30, 2004.

(11) Old UGC Reorganization

Old UGC, Inc. ("Old UGC") is a wholly-owned subsidiary of UGC that owns VTR and an interest in Austar United Communications Ltd. ("Austar United"). Certain information concerning the consolidated operating performance and total assets of VTR are set forth in note 15. On November 24, 2003, Old UGC reached an agreement with one of UGC's consolidated subsidiaries, such subsidiary's unaffiliated shareholders and UGC on terms for the restructuring of certain senior notes of Old UGC (the "Old UGC Senior Notes"). The agreement and related transactions, if implemented, would result in the acquisition by Old UGC of $638.0 million face amount of Old UGC Senior Notes held by UGC (following cancellation of certain offsetting obligations) and $599.2 million face amount of Old UGC Senior Notes held by the UGC consolidated subsidiary for common stock of Old UGC. Old UGC Senior Notes held by third parties ($24.6 million face amount) would either be left outstanding (after cure and reinstatement) or acquired for UGC Class A common stock (or, at UGC's election, for cash). With the exception of the $24.6 million face amount of the Old UGC Senior Notes held by third parties, all of the remaining principal and interest due under the Old UGC Senior Notes is eliminated in consolidation.

Consistent with the restructuring agreement, on January 12, 2004, Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. UGC and the Company continue to consolidate the financial position and results of operations of Old UGC while in bankruptcy, for the following primary reasons:

  •
  UGC is the sole shareholder and majority creditor of Old UGC (direct and indirect holder of 98% of the Old UGC Senior Notes);

  •
  UGC negotiated a restructuring agreement that provides for UGC to continue to be Old UGC's controlling equity holder upon Old UGC's emergence from bankruptcy; and
  •
  The bankruptcy proceedings are expected to be completed in less than one year.

Liabilities subject to compromise related to Old UGC of $24,627,000 and $4,690,000 are reflected in current portion of debt and accrued liabilities, respectively, in the accompanying condensed consolidated balance sheet at June 30, 2004.

(12) Related Party Transactions

For periods prior to the Spin Off, corporate expenses were allocated from Liberty to the Company based upon the cost of general and administrative services provided. The Company believes such allocations were reasonable and materially approximate the amount that the Company would have incurred on a stand-alone basis. Amounts allocated to the Company prior to the Spin Off pursuant to these arrangements aggregated $10,833,000 and $7,361,000 during the six months ended June 30, 2004 and 2003, respectively. The 2004 amount includes costs associated with the Spin Off aggregating $2,952,000. Pursuant to the Reorganization Agreement, the Company and Liberty each agreed to pay 50% of such Spin Off costs. Excluding the Company's share of such Spin Off costs, the intercompany amounts owed to Liberty as a result of these allocations were contributed to the Company's equity in connection with the Spin Off. The amounts allocated by Liberty are included in selling, general and administration expenses in the accompanying condensed consolidated statements of operations.

In connection with the Spin Off, the Company and Liberty entered into a Facilities and Services Agreement that sets forth the terms that will apply to services and other benefits to be provided by Liberty to the Company following the Spin Off. Pursuant to the Facilities and Services Agreement, Liberty provides the Company with office space and certain general and administrative services including legal, tax, accounting, treasury, engineering and investor relations support. The Company reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for the Company's allocable portion of facilities costs and costs associated with any shared services or personnel. Amounts charged to the Company pursuant to this agreement aggregated $189,000 for the one month ended June 30, 2004 and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Under the Tax Sharing Agreement, Liberty will generally be responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes the Company or one of its subsidiaries, on the one hand, and Liberty or one of its subsidiaries on the other hand, subject to certain limited exceptions. The Company will be responsible for all other taxes that are attributable to the Company or one of its subsidiaries, whether accruing before, on or after the Spin Off. The Tax Sharing Agreement requires that the Company will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the Spin Off from qualifying as a tax-free transaction. Moreover, the Company will indemnify Liberty for any loss resulting from such action or failure to act, if such action or failure to act precludes the Spin Off from qualifying as a tax-free transaction.

Prior to the Spin Off, Liberty transferred to the Company a 25% ownership interest in two of Liberty's aircraft. In connection with the transfer, the Company and Liberty entered into certain agreements pursuant to which, among other things, the Company and Liberty share the costs of Liberty's flight department and the costs of maintaining and operating the jointly owned aircraft. Costs are allocated based upon either the Company's actual usage or its ownership interest, depending on the type of costs. Amounts charged to the Company pursuant to these agreements aggregated $33,000 for the one month ended June 30, 2004 and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

For a description of certain amounts borrowed by the Company from Liberty and related financing arrangements, see note 10. See also note 2 for a description of the Reorganization Agreement between Liberty and the Company.

Certain key employees of the Company hold stock options, options with tandem SARs and standalone SARs with respect to Liberty Common Stock. Estimates of the compensation expense relating to Liberty options with tandem SARs and stand alone SARs held by the Company's employees have been included in the accompanying condensed consolidated statements of operations, but are subject to future adjustment based upon the vesting and market value of the underlying Liberty Common Stock and ultimately on the final determination of market value when the incentive awards are exercised. See note 5 for information concerning the Company's accounting for stock incentive awards and the obligations of the Company and Liberty with respect to the stock incentive awards held by their respective employees.

John C. Malone beneficially owns shares of Liberty Common Stock representing approximately 29% of Liberty's voting power and beneficially owns shares of LMI Common Stock which may represent up to approximately 34% of LMI's voting power, assuming the exercise in full of certain compensatory options to acquire shares of LMI Series B Common Stock granted to Mr. Malone at the time of the Spin Off. In addition, six of the Company's seven directors are also directors of Liberty. By virtue of Mr. Malone's voting power in Liberty and LMI, as well as his position as Chairman of the Board of Liberty and positions as Chairman of the Board, President and Chief Executive Officer of LMI, and the aforementioned common directors, Liberty may be deemed an affiliate of LMI.

In the normal course of business, UGC purchases programming services from an affiliate of Liberty. During the six months ended June 30, 2004, the aggregate amount charged for such services was $5,083,000.

In the normal course of business, Pramer provides programming and uplink services to Cablevision, an affiliate of Liberty, and affiliates of LMI. Total revenue for such services from Cablevision aggregated $2,497,000 and $2,322,000 for the six months ended June 30, 2004 and 2003, respectively. Total revenue for such services from the LMI affiliates aggregated $106,000 and $530,000, for the six months ended June 30, 2004 and 2003, respectively.

In the normal course of business, Puerto Rico Cable purchases programming services from subsidiaries and affiliates of Liberty. During the six months ended June 30, 2004 and 2003, the charges for such services aggregated $894,000 and $870,000, respectively.

(13) Commitments and Contingencies

Various partnerships and other affiliates of the Company accounted for using the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities. Notwithstanding the foregoing, certain of the Company's affiliates may require additional capital to finance their operating or investing activities. In addition, the Company is party to stockholder and partnership agreements that provide for possible capital calls on stockholders and partners. In the event the Company's affiliates require additional financing and the Company fails to meet a capital call, or other commitment to provide capital or loans to a particular company, such failure may have adverse consequences to the Company. These consequences may include, among others, the dilution of the Company's equity interest in that company, the forfeiture of the Company's right to vote or exercise other rights, the right of the other stockholders or partners to force the Company to sell its interest at less than fair value, the forced dissolution of the company to which the Company has made the commitment or, in some instances, a breach of contract action for damages against the Company. The Company's ability to meet capital calls or other capital or loan commitments is subject to its ability to access cash.

In addition to the foregoing, the agreement governing one of the Company's affiliate investments contains a put-call arrangement whereby the Company could be required to purchase another investor's ownership interest at fair value.

At June 30, 2004, Liberty guaranteed ¥14.0 billion ($128,848,000) of the bank debt of J-COM. Liberty's guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2004 to 2018. In addition, Liberty has agreed to fund up to ¥10.0 billion ($91,886,000) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event J-COM meets certain performance criteria, this commitment expires on September 30, 2004. In connection with the Spin Off, the Company has agreed to indemnify Liberty for any amounts Liberty is required to fund under these arrangements.

The Company has severally guaranteed transponder and equipment lease obligations of Sky Latin America through 2018. At June 30, 2004, the Company's guarantee of the remaining obligations due under such agreements aggregated $98,672,000. Such amount is not reflected in the Company's condensed consolidated balance sheet at June 30, 2004. During the fourth quarter of 2002, Globo Communicacoes e Participacoes ("GloboPar"), another investor in Sky Latin America, announced that it was reevaluating its capital structure. As a result, GloboPar has not met its funding obligations with respect to Sky Latin America. Although one investor has assumed certain of GloboPar's funding obligations and made loans, along with the Company and other investors, to fund GloboPar's share of certain other funding obligations, certain of GloboPar's funding obligations have not been met by GloboPar, the Company or other investors. No assurance can be given that funding shortfalls will not continue to occur in the future or that such shortfalls will not ultimately lead to a default under the applicable lease agreements. In the case of default, the Company's guarantee obligations could be accelerated. However, the Company believes that the maximum amount of its aggregate exposure under the default provisions is not in excess of the gross remaining obligations guaranteed by the Company, as set forth above. Except for their obligations under the guarantee, neither the Company nor the other investors have any obligation to assume GloboPar's funding obligations. The Company cannot currently predict whether it will be required to perform under any of these guarantees.

As a result of the termination by Argentina of its decade-old currency peg in late 2001, Cablevision (in common with other Argentine issuers) stopped servicing its U.S. dollar denominated debt in 2002, which it is currently in the process of seeking to restructure pursuant to an out of court reorganization agreement. That agreement has been submitted to Cablevision's creditors for their consent, and a petition for its approval has been filed by Cablevision with a commercial court in Buenos Aires under Argentina's bankruptcy laws. If the restructuring is approved in its current form, the Company would contribute to Cablevision $27.5 million, for which the Company would receive, after giving effect to a capital reduction pertaining to the current shareholders of Cablevision (including the entity in which Liberty has a 79% economic interest), approximately 39% of the equity of the restructured Cablevision. The proceeds of the Company's cash contribution would be distributed as part of the consideration being offered to Cablevision's creditors. No assurance can be given as to whether Cablevision's restructuring plan will be accepted by the court. The Company has entered into a letter of intent with an affiliate of American International Group, Inc. which contemplates a joint venture (in which the Company would have a controlling interest) with respect to the Company's proposed investment in Cablevision. The Company has also granted a put to and entered into a debt swap with a third party in respect of certain debt of Cablevision, under which the Company's aggregate maximum liability is approximately $28 million. For additional information concerning the debt swap and put obligation, see note 9.

In 2000, certain of UGC's subsidiaries pursued a transaction with Excite@Home, which if completed, would have merged UGC's chello broadband subsidiary with Excite@Home's international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, UGC received a complaint filed on September 26, 2003 by Frank Morrow, on behalf of the General Unsecured Creditors' Liquidating Trust of At Home Corporation in the United States Bankruptcy Court for the Northern District of California, styled as In re At Home Corporation, Frank Morrow v. UnitedGlobalCom, Inc. et al. (Case No. 01-32495-TC). In general, the complaint alleges breach of contract and fiduciary duty by UGC and Old UGC. The action has been stayed by the Bankruptcy Court in the Old UGC bankruptcy proceeding. The plaintiff has filed a claim in such Old UGC bankruptcy proceedings of approximately $2.2 billion. UGC denies the material allegations and believes this claim is without merit. UGC intends to defend the litigation vigorously.

The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(14) Restructuring Charges

A summary of the Company's restructuring charge activity is set forth in the table below (amounts in thousands):

Restructuring liability as of January 1, 2004	$62,067
Restructuring charges	8,925
Cash paid and other releases	(9,240)
Foreign currency translation adjustments	(683)

Restructuring liability as of June 30, 2004	$61,069

The restructuring liability includes amounts related to employee severance and termination, office closures, contract terminations and other items.

(15) Information About Operating Segments

The Company is a holding company with a variety of international subsidiaries and investments that provide broadband distribution services and video programming services. The Company identifies its reportable segments as (i) those consolidated subsidiaries that represent 10% or more of its revenue, operating cash flow (as defined below), or total assets, and (ii) those equity method affiliates where the Company's investment or share of earnings or loss represents 10% of more of the Company's total assets or pre-tax earnings (loss). The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, operating cash flow and revenue or sales per customer. In addition, the Company reviews non-financial measures such as subscriber growth and penetration, as appropriate.

The Company defines operating cash flow as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, impairment of long-lived assets, and restructuring charges). The Company believes this is an important indicator of the operational strength and performance of its businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. In this regard, the Company believes that operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of the Company and its reportable segments on an ongoing basis using criteria that is used by the Company's internal decision makers. This measure of performance excludes depreciation and amortization, stock-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the six months ended June 30, 2004, the Company has identified the following consolidated subsidiaries and equity method affiliates as its reportable segments:

  •
  UGC Broadband – The Netherlands
  •
  UGC Broadband – Austria
  •
  UGC Broadband – Other Europe
  •
  UGC Broadband – Chile (VTR)
  •
  J-COM

UGC, a 53%-owned subsidiary of the Company, is an international broadband communications provider of video, voice, and Internet services with operations in 14 countries. UGC's operations are located primarily in Europe and Latin America. UGC Broadband – The Netherlands and UGC Broadband – Austria represent UGC's two largest operating segments in Europe in terms of revenue. UGC Broadband – Other Europe includes broadband operations in France, Norway, Sweden, Belgium, Hungary, Poland, Czech Republic, Slovak Republic, and Romania. None of the components of UGC Broadband – Other Europe constitute a reportable segment. UGC Broadband – Chile (VTR) represents UGC's operating segment in Latin America. J-COM is a 45%-owned equity method affiliate that provides broadband communication services in Japan.

The amounts presented below represent 100% of each business' revenue and operating cash flow. These amounts are combined on an unconsolidated basis and are then adjusted to remove the amounts related to UGC during the 2003 period and J-COM during the 2004 and 2003 periods to arrive at the reported consolidated amounts. This presentation is designed to reflect the manner in which management reviews the operating performance of individual businesses regardless of whether the investment is accounted for as a consolidated subsidiary or an equity investment. It should be noted, however, that this presentation is not in accordance with GAAP since the results of equity method investments are required to be reported on a net basis. Further, the Company could not, among other things, cause any noncontrolled affiliate to distribute to it the Company's proportionate share of the revenue or operating cash flow of such affiliate.

Performance Measures
	Six months ended June 30,
	2004		2003
	Revenue	Operating cash flow	Revenue	Operating cash flow
	amounts in thousands
UGC Broadband – The Netherlands	$340,952	173,501	279,782	109,920
UGC Broadband – Austria	149,298	58,268	124,795	47,458
UGC Broadband – Other Europe	394,767	137,888	328,672	101,887
UGC Broadband – Chile (VTR)	141,441	49,017	103,059	28,955
J-COM	723,385	286,661	572,574	190,495
Corporate and all other	197,384	(15,193)	177,674	(7,285)
Elimination of intercompany transactions	(66,880)	–	(60,366)	–
Elimination of equity affiliates	(723,385)	(286,661)	(1,473,725)	(461,997)

Total consolidated LMI	$1,156,962	403,481	52,465	9,433

Total Assets
	June 30, 2004	December 31, 2003
	amounts in thousands
UGC Broadband – The Netherlands	$1,892,034	2,493,134
UGC Broadband – Austria	741,401	700,209
UGC Broadband – Other Europe	1,712,284	2,119,382
UGC Broadband – Chile (VTR)	635,047	602,762
J-COM	3,973,649	3,929,190
Corporate and all other	6,653,702	4,871,221
Elimination of equity affiliates	(3,973,649)	(11,028,861)

Total consolidated LMI	$11,634,468	3,687,037

The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes and minority interest:

	Six months ended June 30,
	2004	2003
	amounts in thousands
Total segment operating cash flow	$403,481	9,433
Stock-based compensation charges	(52,743)	(670)
Depreciation and amortization	(443,009)	(7,331)
Impairment of long-lived assets	(16,623)	–
Restructuring charges	(8,925)	–

Operating income (loss)	(117,819)	1,432
Interest expense	(148,358)	(1,364)
Interest income	25,194	11,865
Share of earnings of affiliates, net	38,845	2,843
Realized and unrealized gains on derivative instruments, net	15,025	20,426
Foreign currency exchange gains (losses), net	(28,903)	4,191
Gain on extinguishment of debt	35,787	–
Gains on dispositions of assets, net	24,724	3,958
Other expense, net	(9,489)	(1,405)

Earnings (loss) before income taxes and minority interests	$(164,994)	41,946

(16) Subsequent Events

Rights Offering

On July 26, 2004, the Company commenced a rights offering whereby holders of record of LMI Common Stock at 5:00 p.m., New York City time, on that date received 0.20 transferable subscription rights for each share of LMI Common Stock held. Each whole right to purchase Series A Common Stock entitles the holder to purchase one share of Series A Common Stock at a subscription price of $25.00 per share. Each whole right to purchase Series B Common Stock entitles the holder to purchase one share of Series B Common Stock at a subscription price of $27.50 per share. Each whole Series A and Series B right entitle the holder to subscribe, at the same applicable subscription price pursuant to an oversubscription privilege, for additional shares of the applicable series of LMI Common Stock, subject to proration. Assuming the offering is fully subscribed, based solely upon the number of shares of LMI Common Stock outstanding on June 30, 2004, LMI expects gross proceeds of $733 million from the rights offering. The rights offering will expire on August 23, 2004, unless extended by LMI.

Noos Acquisition

On July 1, 2004, UGC acquired 100% of Suez-Lyonnaise Télécom SA ("Noos"), from Suez SA ("Suez"). Noos is the largest provider of digital and analog cable television services in France and a leading provider of high-speed Internet access services in France. UGC purchased Noos to achieve certain financial, operational and strategic benefits through the integration of Noos with UGC's French operations and the creation of a platform for further growth and innovation in Paris and UGC's remaining French systems.

The purchase price for Noos was approximately €615 million ($744 million) (subject to a 90-day audit of Noos' financial information), consisting of €530 million ($641 million) in cash and a 19.9% equity interest in UGC's combined French operations, UPC Broadband France SAS ("UPC Broadband France"), valued at approximately

€85 million ($103 million). As of June 30, 2004, UGC had incurred approximately €8 million ($10 million) in acquisition costs.

UGC will account for this acquisition using the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price will be allocated to the acquired identifiable tangible and intangible assets and liabilities based upon preliminary estimates of fair values of these assets and liabilities.

Suez' approximate 19.9% interest in UPC Broadband France consists of 85.0 million shares of Class B common stock of UPC Broadband France (the "UPC Broadband Class B Shares"). Subject to the terms of a call option agreement, during the first twelve months following the purchase of Noos by UPC France Holding BV ("UPC France"), UPC France may purchase from Suez all of the UPC Broadband Class B Shares for €85.0 million ($102.9 million) plus interest. The purchase price for the UPC Broadband Class B Shares may be paid in cash, UGC Class A common stock or LMI Series A Common Stock. Subject to the terms of a put option, Suez may require UPC France to purchase the UPC Broadband Class B Shares at specific times prior to or after the third, fourth or fifth anniversaries of the purchase date. UPC France will be required to pay the then fair market value, payable in cash or marketable securities, for the UPC Broadband Class B Shares or assist Suez in obtaining an offer to purchase the UPC Broadband Class B Shares. UPC France also has the option to purchase the UPC Broadband Class B Shares from Suez shortly after the third, fourth or fifth anniversaries of the purchase date at the then fair market value in cash or marketable securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In the following text, we use the terms "we," "our," and "us" to refer to the Company. In addition, we have defined and described the capitalized terms used below in the notes to the accompanying condensed consolidated financial statements. Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2004.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

  •
  economic and business conditions and industry trends in the countries in which we operate;
  •
  currency exchange risks;
  •
  consumer disposable income and spending levels, including the availability and amount of individual consumer debt;
  •
  spending on foreign television advertising;
  •
  the regulatory and competitive environment in the broadband communications and programming industries in the countries in which we operate;
  •
  continued consolidation of the foreign broadband distribution industry;
  •
  uncertainties inherent in the development and integration of new business lines and business strategies;
  •
  the expanded deployment of personal video recorders and the impact on television advertising revenue;
  •
  rapid technological changes;
  •
  capital spending for the acquisition and/or development of telecommunications networks and services;
  •
  uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;
  •
  future financial performance, including availability, terms and deployment of capital;
  •
  the ability of suppliers and vendors to timely deliver products, equipment, software and services;
  •
  the outcome of any pending or threatened litigation;
  •
  availability of qualified personnel;
  •
  changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;
  •
  government intervention which opens our broadband distribution networks to competitors;
  •
  changes in the nature of key strategic relationships with partners and joint venturers;
  •
  competitor responses to our products and services, and the products and services of the entities in which we have interests; and
  •
  threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world.

You should be aware that the video, voice and Internet access services industries are changing rapidly, and, therefore, the forward-looking statements and statements of expectations, plans and intent herein are subject to a greater degree of risk than similar statements regarding certain other industries.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein.

Overview

We are a holding company with majority and minority interests in international broadband distribution and programming companies. On June 7, 2004, Liberty completed the spin off of LMI to Liberty's shareholders. In connection with the Spin Off, holders of Liberty Common Stock on the June 1, 2004 Record Date received 0.05 of a share of Series A Common Stock for each share of Liberty Series A Common Stock owned at 5:00 p.m. New York City time on the Record Date and 0.05 of a share of Series B Common Stock for each share of Liberty Series B Common Stock owned at 5:00 p.m. New York City time on the Record Date. The Spin Off is intended to qualify as a tax-free spin off. For financial reporting purposes, the Spin Off is deemed to have occurred on June 1, 2004.

Following the Spin Off, we and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other.

Our operating subsidiaries and most significant equity method investments at June 30, 2004 are as follows:

Operating subsidiaries:
Puerto Rico Cable Pramer PHL UGC
Significant equity method investments:
JPC J-COM

Our most significant subsidiary is UGC, an international broadband communications provider of video, voice, and Internet access services with operations in 14 countries. At June 30, 2004, we owned approximately 417 million shares of UGC common stock, representing an approximate 53% economic interest and a 90% voting interest. As further described in note 4 to the accompanying condensed consolidated financial statements, we began consolidating UGC on January 1, 2004. Prior to that date, we used the equity method to account for our investment in UGC. PHL and Puerto Rico Cable are wholly-owned subsidiaries of the Company that own and operate cable television systems in Ireland and Puerto Rico, respectively. As further described in note 4 to the accompanying condensed consolidated financial statements, PHL was acquired during the second quarter of 2004. Pramer is a wholly-owned Argentine programming company that supplies programming services to cable television and DTH satellite distributors in Latin America, Spain and some Spanish speaking markets in the United States. J-COM is a 45%-owned equity affiliate that owns and operates broadband distribution businesses in Japan. JPC is a 50%-owned affiliate that owns and invests in a variety of programming channels in Japan.

We believe our primary opportunities in our international markets include continued growth in subscribers; increasing the average revenue per unit by continuing to rollout broadband communication services such as telephony, Internet access and digital video; developing foreign programming businesses; and maximizing operating efficiencies on a regional basis. Potential impediments to achieving these goals include increasing price competition for broadband services; alternative video distribution technologies; and available capital to finance the rollout of new services.

Results of Operations

Due to the January 1, 2004 change from the equity method to the consolidation method of accounting for our investment in UGC, our historical revenue and expenses for the three and six months ended June 30, 2004 are not comparable to the corresponding prior year periods. Accordingly, in addition to a brief discussion of our historical results of operations, we have also included an analysis of our operating results based on the approach we use to analyze our reportable operating segments. As further described below, we believe that our operating segment discussion provides a more meaningful basis for comparing UGC's operating results than does our historical discussion.

Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments except Puerto Rico Cable have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro as over 50% of our U.S. dollar revenue during the six months ended June 30, 2004 was derived from countries where the euro is the functional currency. In addition, our operating results are also significantly impacted by changes in the exchange rates for the Japanese yen, Chilean peso and, to a lesser degree, other local currencies in Europe.

Discussion and Analysis of Historical Operating Results

As noted above, we began consolidating UGC effective January 1, 2004. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during the 2004 periods, as compared to the corresponding prior year periods, are primarily attributable to this change in our consolidated reporting entities.

The impact of stock-based compensation was an $11,002,000 credit during the three months ended June 30, 2004 and a $52,743,000 charge during the six months ended June 30, 2004. Substantially all of such amounts are attributable to UGC's stock incentive awards. The six-month amount includes a $50,409,000 first quarter charge to reflect the change from fixed-plan accounting to variable-plan accounting for all of UGC's stock options. This change in accounting is attributable to adjustments to certain terms of such UGC options in connection with UGC's February 2004 rights offering. The $11,002,000 credit during the three-month period is attributable primarily to a decrease in the market price of the common stock underlying UGC's variable-plan options and SARs.

Our share of earnings of affiliates increased $17,174,000 and $36,002,000 during the three and six months ended June 30, 2004 and 2003, respectively, as compared to the corresponding prior year period. Such increases primarily are attributable to increases in our share of the net earnings of J-COM and, to a lesser extent, JPC. The increase in J-COM's net earnings is primarily attributable to growth in revenue generating units. During the six months ended June 30, 2003, we did not recognize our share of UGC's losses as our investment in UGC previously had been reduced to zero and we had no commitment to make additional investments in UGC. For additional discussion of J-COM's operating results, see "Discussion and Analysis of Reportable Segments" below.

Realized and unrealized gains (losses) on derivative instruments are comprised of the following amounts for the indicated periods:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	amounts in thousands
Foreign exchange derivatives	$15,692	2,960	6,216	3,578
Total return debt swaps	41	12,585	(1,511)	16,848
Equity collar (News Corp. ADSs)	6,168	–	6,168	–
UGC interest rate swaps and caps	6,350	–	2,326	–
Put obligation (Cablevision indebtedness)	(195)	–	1,826	–

	$28,056	15,545	15,025	20,426

We incurred foreign currency exchange gains (losses) of ($28,903,000) and $4,191,000 during the six months ended June 30, 2004 and 2003, respectively. The losses during the 2004 period are primarily attributable to the U.S. dollar denominated debt of UGC's operations in Europe and Chile and certain UGC corporate investments in euro-denominated securities. The weakening of the euro and Chilean peso during the six months ended June 30, 2004 also contributed to the losses. The gains during the 2003 period relate primarily to foreign currency transaction gains recognized by Pramer.

We recognized gains on dispostions of assets of $24,724,000 during the six months ended June 30, 2004. Such amount primarily relates to a $25,256,000 gain we recognized during the second quarter of 2004 in connection with the contribution to JPC of certain indirect interests in an equity method affiliate. For additional information concerning this transaction, see note 6 to the accompanying condensed consolidated financial statements.

We recognized income tax expense of $34,393,000 and $24,637,000 during the six months ended June 30, 2004 and 2003, respectively. The 2004 amount differs from the amount that would have resulted from the application of statutory tax rates due primarily to increases in the valuation allowances provided against our net operating loss carryforwards and other deferred tax assets during the six months ended June 30, 2004. The difference between the actual and expected rate during the six months ended June 30, 2003 is primarily attributable to foreign taxes.

Discussion and Analysis of Reportable Segments

For purposes of evaluating the performance of our operating segments, we compare and analyze 100% of the revenue and operating cash flow of our reportable operating segments regardless of whether we use the consolidation or equity method to account for such reportable segments. Accordingly, in the following tables, we have presented 100% of the revenue and operating cash flow of our reportable segments, notwithstanding the fact that we used the equity method to account for (i) UGC during the 2003 periods and (ii) our 45% investment in J-COM for all periods presented. The revenue and operating cash flow of UGC and J-COM are then eliminated to arrive at the reported amounts. It should be noted, however, that this presentation is not in accordance with GAAP since the results of operations of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate. For additional information concerning our operating segments, including a discussion of our performance measures and a reconciliation of operating cash flow to pre-tax earnings (loss), see note 15 to the accompanying condensed consolidated financial statements.

The financial information presented below for equity method affiliates was obtained directly from those affiliates. We do not control the decision-making process or business management practices of our equity affiliates. Accordingly, we rely on the management of these affiliates and their independent auditors to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. We are not aware, however, of any errors in or possible misstatements of the financial information provided by our equity affiliates that would have a material effect on our condensed consolidated financial statements.

Revenue of our Reportable Segments

The revenue of our reportable segments for the indicated periods is set forth below (dollar amounts in thousands):

	Three months ended June 30,			Six months ended June 30,
	2004	2003	% Change	2004	2003	% Change
UGC Broadband – The Netherlands	$169,357	143,150	18.3%	340,952	279,782	21.9%
UGC Broadband – Austria	74,577	65,035	14.7%	149,298	124,795	19.6%
UGC Broadband – Other Europe	199,636	168,962	18.2%	394,767	328,672	20.1%
UGC Broadband – Chile (VTR)	69,758	53,972	29.2%	141,441	103,059	37.2%
J-COM	366,909	293,653	24.9%	723,385	572,574	26.3%
Corporate and all other	100,440	92,726	8.3%	197,384	177,674	11.1%
Elimination of intercompany transactions	(33,109)	(31,660)	N.M.	(66,880)	(60,366)	N.M.
Elimination of equity affiliates	(366,909)	(758,762)	N.M.	(723,385)	(1,473,725)	N.M.

Total consolidated LMI	$580,659	27,076		1,156,962	52,465

N.M.
– Not Meaningful

UGC Broadband – The Netherlands.    UGC Broadband – The Netherlands' revenue increased 18.3% and 21.9% during the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. Excluding the effects of positive foreign exchange fluctuations against the U.S. dollar, such increases were 11.8% and 9.7%, respectively. The revenue increases in the local currency are attributable primarily to rate increases in cable television services, as analog and digital cable subscribers remained relatively flat from June 30, 2003 to June 30, 2004. In addition, an increase in Internet revenue on a local currency basis was largely offset by a decrease in telephone revenue. Internet revenue increased 5.9% and 6.2% for the three and six months ended June 30, 2004, respectively, reflecting the combined effect of a 17.7% increase in subscriber numbers from 310,900 as of June 30, 2003 to 365,800 as of June 30, 2004, and the impact of tiered products on average revenue per unit ("ARPU"). Telephone revenue on a local currency basis declined 8.8% and 11.3% for the three and six months ended June 30, 2004, respectively, reflecting reduced tariffs as lower outbound interconnect rates were passed through to the consumer to maintain the product at a competitive level in the market. Such decreased rates were partially offset by an increase of 3.6% in subscriber numbers from June 30, 2003 to June 30, 2004. During 2003, UGC announced that it would increase rates for analog video customers in The Netherlands towards a standard rate, effective January 1, 2004. UGC has been enjoined from, or has voluntarily waived, implementing these rate increases in certain cities within The Netherlands. Thus far, UGC has reached agreement with several municipalities, including the municipality of Amsterdam, allowing UGC to increase its cable tariffs to a standard rate through the course of the year. UGC is currently negotiating with other municipalities and expects a satisfactory resolution.

UGC Broadband – Austria.    UGC Broadband – Austria's revenue increased 14.7% and 19.6% during the three and six months ended June 30, 2004, as compared to the corresponding prior year periods. Excluding the effects of positive foreign exchange fluctuations against the U.S. dollar, such increases were 8.4% and 7.8%, respectively. The revenue increases in the local currency are primarily due to growth in Internet revenue, reflecting a 15.9% increase in subscriber numbers from 191,800 as of June 30, 2003 to 222,300 as of June 30, 2004. An erosion in telephone revenue was offset by growth in digital television revenue. Analog cable subscribers remained relatively flat from June 30, 2003 to June 30, 2004.

UGC Broadband – Other Europe.    UGC Broadband – Other Europe revenue increased 18.2% and 20.1% during the three and six months ended June 30, 2004 and 2003, respectively, as compared to the corresponding prior year periods. Excluding the effects of positive foreign exchange fluctuations against the U.S dollar, such increases were 13.7% and 12.5%, respectively. The revenue increases in the local currency are primarily attributable to increases in Internet, DTH satellite and digital cable subscribers from June 30, 2003 to June 30, 2004, as analog cable and telephone subscribers remained relatively flat during this period. For a description of the operations that comprise UGC Broadband – Other Europe, see note 15 to the accompanying condensed consolidated financial statements.

UGC Broadband – Chile.    UGC Broadband – Chile's revenue increased 29.2% and 37.2% during the three and six months ended June 30, 2004 and 2003, respectively, as compared to the corresponding prior year periods. Excluding the effects of positive foreign exchange fluctuations against the U.S dollar, such increases were 14.5% and 15.4%, respectively. The revenue increases in the local currency are primarily due to a 14.8% increase in the aggregate number of UGC Broadband – Chile's revenue generating units from 822,600 as of June 30, 2003 to 944,700 as of June 30, 2004, due to the increased effectiveness of UGC Broadband – Chile's direct sales force and mass marketing initiatives for its Internet services. These gains were somewhat offset by a slight decrease in ARPU during the 2004 periods, as compared to the corresponding prior year periods, primarily due to lower mobile phone access charges, discounts applied to Internet bundled products and a change in the Internet product mix.

J-COM.    J-COM's revenue increased 24.9% and 26.3% during the three and six months ended June 30, 2004 and 2003, respectively, as compared to the corresponding prior year period. Excluding the effects of positive foreign exchange fluctuations against the U.S dollar, such increases were 13.6% and 14.5%, respectively. The revenue increase in the local currency is attributable to subscriber growth in revenue generating units and a modest increase in average monthly revenue per household.

Operating Cash Flow of our Reportable Segments

The operating cash flow of our reportable segments for the indicated periods is set forth below (dollar amounts in thousands):

	Three months ended June 30,			Six months ended June 30,
	2004	2003	% Change	2004	2003	% Change
UGC Broadband – The Netherlands	$85,564	58,231	46.9%	173,501	109,920	57.8%
UGC Broadband – Austria	28,995	25,062	15.7%	58,268	47,458	22.8%
UGC Broadband – Other Europe	68,990	53,352	29.3%	137,888	101,887	35.3%
UGC Broadband – Chile (VTR)	23,987	16,496	45.4%	49,017	28,955	69.3%
J-COM	146,265	99,712	46.7%	286,661	190,495	50.5%
Corporate and all other	(9,586)	986	N.M.	(15,193)	(7,285)	N.M.
Elimination of equity affiliates	(146,265)	(249,143)	N.M.	(286,661)	(461,997)	N.M.

Total consolidated LMI	$197,950	4,696		403,481	9,433

N.M.
– Not Meaningful

UGC Broadband – The Netherlands.    Operating cash flow of UGC Broadband – The Netherlands increased 46.9% and 57.8% during the three and six months ended June 30, 2004 and 2003, respectively, as compared to the corresponding prior year periods. Excluding the effects of positive foreign exchange fluctuations against the U.S dollar, such increases were 39.1% and 42.3%, respectively. On a local currency basis, direct programming, content and broadcasting costs remained relatively flat despite the increase in UGC Broadband – The Netherlands' revenue. Other operating expenses decreased as higher customer operation costs were offset by reduced charges in other areas, in large part due to more effective procurement of support services and lower billing and collection charges. While billing and collection charges were lower in both the first and second quarters of 2004, as compared to the corresponding prior year periods, approximately two-thirds of the year-to-date effect arose in the first quarter of 2004. SG&A expenses increased for the three months ended June 30, 2004, as compared to the corresponding prior year period, primarily due to increased marketing expenses, which offset reductions in other categories of general and administrative costs. The increase in SG&A during the second quarter of 2004 was largely offset by a decrease in SG&A during the first quarter of 2004, as compared to the corresponding prior year periods. As a result, SG&A expenses increased marginally for the six months ended June 30, 2004, as compared to the corresponding prior year period.

UGC Broadband – Austria.    Operating cash flow of UGC Broadband – Austria increased 15.7% and 22.8% during the three and six months ended June 30, 2004 and 2003, respectively, as compared to the corresponding prior year periods. Excluding the effects of positive foreign exchange fluctuations against the U.S dollar, such increases were 9.5% and 10.7%, respectively. On a local currency basis, increased expenses in customer operations and customer care somewhat offset the increase in revenue. The increase in customer care expense reflects the increased call volumes upon implementation of a new system. SG&A expenses were down slightly during the three months ended June 30, 2004, as marketing expenses decreased during the system implementation, offsetting increased information technology costs. For the six months ended June 30, 2004, increased information technology costs resulted in slightly higher SG&A expenses compared to the corresponding prior year period.

UGC Broadband – Other Europe.    Operating cash flow of UGC Broadband – Other Europe increased 29.3% and 35.3% during the three and six months ended June 30, 2004 and 2003, respectively, as compared to the corresponding prior year periods. Excluding the effects of positive foreign exchange fluctuations against the U.S dollar, such increases were 25.2% and 27.4%, respectively. On a local currency basis, the increase in operating cash flow represented 58.2% and 67.8% of the corresponding revenue growth during the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods.

UGC Broadband – Chile.    Operating cash flow of UGC Broadband – Chile increased 45.4% and 69.3% during the three and six months ended June 30, 2004 and 2003, respectively, as compared to the corresponding prior year periods. Excluding the effects of positive foreign exchange fluctuations against the U.S dollar, such increases were 29.0% and 42.6% for the three and six months ended June 30, 2004, respectively. Such local currency increases are attributable to significant revenue and customer growth that more than offset increases in expenses. In this regard, the local currency increase in UGC Broadband – Chile's combined operating and SG&A expenses was 11.8% and 9.7% during the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods.

J-COM.    Operating cash flow of J-COM increased 46.7% and 50.5% during the three and six months ended June 30, 2004 and 2003, respectively, as compared to the corresponding prior year periods. Excluding the effects of positive foreign exchange fluctuations against the U.S dollar, such increases were 33.4% and 36.4% for the three and six months ended June 30, 2004, respectively. On a local currency basis, the increase in J-COM's operating cash flow is attributable to significant revenue and customer growth that more than offset increases in operating expenses.

Liquidity and Capital Resources

Sources and Uses of Cash

Prior to the Spin Off, cash transfers from Liberty represented our primary source of funds. Due to the Spin Off, cash transfers from Liberty no longer represent a source of long-term liquidity for us. Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, we generally are not entitled to the resources of our operating subsidiaries or business affiliates. In this regard, we and each of our subsidiaries perform separate assessments of our respective liquidity needs. Accordingly, the current and future liquidity of our corporate and subsidiary operations is discussed separately below. Following the discussion of our sources and uses of liquidity, we present a discussion of our historical cash flows.

Corporate Liquidity

At June 30, 2004, substantially all of our cash and cash equivalents were held by our subsidiaries. As noted above, we do not anticipate that any of the cash held by our subsidiaries will be made available to us to satisfy our corporate liquidity requirements. As described in greater detail below, we expect that our primary sources of liquidity will include proceeds from our rights offering and the monetization of certain investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates. In addition, we have access in the short-term to a line of credit provided by Liberty as described in the following paragraph.

During the 2004 period prior to the Spin Off, a subsidiary of our company borrowed $116,666,000 from Liberty pursuant to certain notes payable. In connection with the Spin Off, Liberty also entered into a Short-Term Credit Facility with us. Pursuant to the Short-Term Credit Facility, Liberty has agreed to make loans to us from time to time up to an aggregate principal amount of $383,334,000. Amounts borrowed under the Short-Term Credit Facility and the notes payable will bear interest at 6% per annum, compounded semi-annually, and will be due and payable no later than March 31, 2005. Through June 30, 2004, we have not borrowed against the Short-Term Credit Facility. We have undertaken to Liberty to use commercially reasonable efforts to consummate an equity or debt financing as soon as practical after the Spin Off, and to repay any loans that are outstanding under the Short-Term Credit Facility and the subsidiary notes payable at the time such financing closes. In the event the proceeds from any such debt or equity financing are at least $500,000,000, we and Liberty will terminate the Short-Term Credit Facility. Accordingly, it is anticipated that all amounts due to Liberty under the subsidiary notes payable will be repaid and that the Short-Term Credit Facility will be terminated in connection with the closing of the LMI Common Stock rights offering described below. Following the termination of the Short-Term Credit Facility, Liberty will no longer represent a source of liquidity for us.

On July 26, 2004, we commenced a rights offering whereby holders of record of LMI Common Stock on that date received 0.20 transferable subscription rights for each share of LMI Common Stock held. Each whole right to purchase Series A Common Stock entitles the holder to purchase one share of Series A Common Stock at a subscription price of $25.00 per share. Each whole right to purchase Series B Common Stock entitles the holder to purchase one share of Series B Common Stock at a subscription price of $27.50 per share. Each whole Series A and Series B right entitles the holder to subscribe, at the same applicable subscription price pursuant to an oversubscription privilege, for additional shares of the applicable series of common stock, subject to proration. Assuming the offering is fully subscribed, based solely upon the number of shares of LMI Common Stock outstanding on June 30, 2004, LMI expects gross proceeds of $733 million from the rights offering. The rights offering will expire on August 23, 2004, unless extended by us.

In addition to the above sources of liquidity, we may elect to monetize our investments in News Corp. ADSs, ABC Family preferred stock and/or certain other investments that we hold. For additional information concerning our investments, see notes 6 and 7 to the accompanying condensed consolidated financial statements.

We believe that our current sources of liquidity are sufficient to meet our known liquidity requirements through 2005. However, in the event a major investment or acquisition opportunity were to arise, it is likely that we would be required to seek additional capital in order to consummate any such transaction.

Our primary uses of cash have historically been investments in affiliates and acquisitions of consolidated businesses. We intend to continue expanding our collection of international broadband and programming assets. Accordingly, our future cash needs include making additional investments in and loans to existing affiliates, funding new investment opportunities, and funding our corporate general and administrative expenses.

We and CristalChile have entered into an agreement pursuant to which we each have agreed to use our commercially reasonable efforts to merge Metropolis and VTR. The merger is subject to certain conditions, including the execution of definitive agreements, Chilean regulatory approval, the approval of the boards of directors of our company, CristalChile, VTR and UGC (including, in the case of UGC, the independent members of UGC's board of directors) and the receipt of necessary third party approvals and waivers. If the proposed merger is consummated as contemplated, we will own a direct and indirect interest aggregating 80% of the voting and equity rights in the new entity, and CristalChile will own the remaining 20%. In the merger, we will also receive a $100 million promissory note from the combined entity. The note will bear interest at LIBOR plus 3% per annum, will be unsecured and subordinated to third party debt and will have a maturity to be negotiated. In addition, CristalChile will have a put right which will allow CristalChile to require Liberty to purchase all, but not less than all, of its interest in the new entity for not less than $140 million on or after the first anniversary of the date on which Chilean regulatory approval of the merger is received. We have agreed to assume and indemnify Liberty against this put obligation in connection with the Spin Off. The parties have agreed to decide by September 10, 2004, or such later date as we may mutually agree, whether to continue pursuing the consummation of the merger. If the merger does not occur, we and CristalChile have agreed to fund our pro rata share of a capital call sufficient to retire Metropolis' local debt facility, which had an outstanding principal amount of Chilean pesos 33.4 billion ($52.5 million) at June 30, 2004.

On May 20, 2004, we acquired all of the issued and outstanding ordinary shares of PHL for €2 million ($2,386,000). PHL, through its subsidiary Chorus Communications Limited, owns and operates broadband communications systems in Ireland. In connection with this acquisition, we loaned an aggregate of €75 million ($89,475,000 as of May 20, 2004) to PHL. The proceeds from such loan were used by PHL to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital. We have committed to loan up to an additional €14,500,000 ($17,684,000) to PHL.

As a result of the termination by Argentina of its decade-old currency peg in late 2001, Cablevision (in common with other Argentine issuers) stopped servicing its U.S. dollar denominated debt in 2002, which it is currently in the process of seeking to restructure pursuant to an out of court reorganization agreement. That agreement has been submitted to Cablevision's creditors for their consent, and a petition for its approval has been filed by Cablevision with a commercial court in Buenos Aires under Argentina's bankruptcy laws. If the restructuring is approved in its current form, we would contribute to Cablevision $27.5 million, for which we would receive, after giving effect to a capital reduction pertaining to the current shareholders of Cablevision (including the entity in which Liberty has a 79% economic interest), approximately 39% of the equity of the restructured Cablevision. The proceeds of our cash contribution would be distributed as part of the consideration being offered to Cablevision's creditors. No assurance can be given as to whether Cablevision's restructuring plan will be accepted by the court. We have entered into a letter of intent with an affiliate of American International Group, Inc. which contemplates a joint venture (in which we would have a controlling interest) with respect to our proposed investment in Cablevision. We have also granted a put to and entered into a debt swap with a third party in respect of certain debt of Cablevision, under which our aggregate maximum liability is approximately $28 million. The significant terms of the debt swap and put obligation are discussed under "Qualitative and Quantitative Disclosures about Market Risk" below.

Subsidiary Liquidity

UGC.    UGC completed a rights offering in February 2004 and received net cash proceeds of $1.02 billion. As a holder of UGC Class A, Class B and Class C common stock, we participated in the rights offering and exercised all subscription rights received.

On April 6, 2004, UGC completed the offering and sale of €500 million ($605 million) UGC Convertible Notes. Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC's existing and future senior unsubordinated and unsecured indebtedness and ranks senior in right to all of UGC's existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations or UGC's subsidiaries. The UGC Convertible Notes will be convertible into shares of UGC Class A common stock at an initial conversion price of €9.7561 per share, which was equivalent to a conversion price of $12.00 per share on the date of issue, representing a conversion rate of 102.5 shares per €1,000 principal amount of the UGC Convertible Notes. On or after April 20, 2011, UGC has the right to redeem the UGC Convertible Notes, in whole or in part, at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. On April 15, 2011, April 15, 2014, and April 15, 2019, holders have a right to tender all or part of their UGC Convertible Notes to UGC for purchase in euros at 100% of the principal amount, plus accrued and unpaid interest. Holders may also similarly tender their UGC Convertible Notes to UGC in the event of a change in control, as defined in the related indenture. Holders may surrender their UGC Convertible Notes for conversion prior to maturity only if certain conditions are met.

At June 30, 2004, UGC's debt includes $3,225 million borrowed by a subsidiary of UPC pursuant to the UPC Distribution Bank Facility and the $605 million UGC Convertible Notes. The UPC Distribution Bank Facility, as refinanced in June 2004, provides for borrowings by the UPC subsidiary under five different tranches aggregating €3.3 billion ($4.0 billion). The UPC Distribution Bank Facility (i) provides for a commitment fee of 0.5% of unused borrowing availability, (ii) is secured by the assets of most of UPC's majority-owned European cable operating companies and is senior to other long-term obligations of UPC and (iii) contains certain financial covenants and restrictions on UPC's subsidiaries regarding payment of dividends, ability to incur additional indebtedness, disposition of assets, mergers and affiliated transactions. The weighted average interest rate on borrowings under the UPC Distribution Bank Facility was 6.45% for the six months ended June 30, 2004. With the exception of the $347,500,000 borrowed under Tranche C2, all of the amounts borrowed pursuant to the UPC Distribution Facility are denominated in euros. For additional information concerning the UPC Distribution Bank Facility, see note 10 to the accompanying condensed consolidated financial statements.

On July 1, 2004, UGC acquired 100% of Noos, from Suez. Noos is the largest provider of digital and analog cable television services in France and a leading provider of high-speed Internet access services in France. UGC purchased Noos to achieve certain financial, operational and strategic benefits through the integration of Noos with UGC's French operations and the creation of a platform for further growth and innovation in Paris and UGC's remaining French systems.

The purchase price for Noos was approximately €615 million ($744 million) (subject to a 90-day audit of Noos' financial information), consisting of €530 million ($641 million) in cash and a 19.9% equity interest in UGC's combined French operations, UPC Broadband France, valued at approximately €85 million ($103 million). As of June 30, 2004, UGC had incurred approximately €8 million ($10 million) in acquisition costs.

Suez' approximate 19.9% interest in UPC Broadband France consists of 85.0 million shares of UPC Broadband France Class B Shares. Subject to the terms of a call option agreement, during the first twelve months following the purchase of Noos by UPC France, UPC France may purchase from Suez all of the UPC Broadband France Class B Shares for €85.0 million plus interest. The purchase price for the UPC Broadband France Class B Shares may be paid in cash, UGC Class A common stock or LMI Series A Common Stock. Subject to the terms of a put option, Suez may require UPC France to purchase the UPC Broadband France Class B Shares at specific times prior to or after the third, fourth or fifth anniversaries of the purchase date. UPC France will be required to pay the then fair market value, payable in cash or marketable securities, for the UPC Broadband France Class B Shares or assist Suez in obtaining an offer to purchase the UPC Broadband France Class B Shares. UPC France also has the option to purchase the UPC Broadband France Class B Shares from Suez shortly after the third, fourth or fifth anniversaries of the purchase date at the then fair market value in cash or marketable securities.

Subsequent to June 30, 2004, UGC's Board of Directors authorized a $100 million share repurchase program. UGC may use its cash to make such purchases from time to time in the open market or in private transactions, subject to market conditions.

Management of UGC believes that they will be able to meet their current and long-term liquidity, acquisition and capital needs through their existing cash, operating cash flow and available borrowings under their existing credit facilities. However, to the extent that UGC management plans to grow their business through acquisitions, UGC management believes that they will need additional sources of financing, most likely to come from the capital markets in the form of debt or equity financing or a combination of both.

Other Subsidiaries.    Puerto Rico Cable and Pramer generally fund their own investing and financing activities with cash from operations and bank borrowings, as necessary. Due to covenants in their respective loan agreements, we generally are not entitled to the cash resources or cash generated by operating activities of these two consolidated subsidiaries. Another subsidiary of our company posts cash collateral equal to the outstanding borrowings under the Puerto Rico Cable bank facility ($44,700,000 at June 30, 2004). At June 30, 2004, Pramer's U.S. dollar denominated bank borrowings aggregated $12,401,000. During 2002, following the devaluation of the Argentine peso, Pramer failed to make certain required payments due under its bank credit facility. Since that time, Pramer has been in technical default under its bank credit facility. However, the bank lenders have not provided notice of default or requested acceleration of the payments due under the facility. Pramer and the banks are negotiating the terms of a new credit facility and all amounts due under this facility are classified as current in the accompanying condensed consolidated balance sheets.

Historical Cash Flows

Due to the fact that we began consolidating UGC on January 1, 2004, our cash flows for the six months ended June 30, 2004 are not comparable to the cash flows for the six months ended June 30, 2003. Accordingly, the following discussion focuses on the cash flows for the six months ended June 30, 2004. During the six months ended June 30, 2004, the cash provided by our operating activities was $303,528,000. This amount includes operating cash flow of $403,481,000 offset by cash paid for interest of $132,484,000. As discussed above under "Discussion and Analysis of Reportable Segments" above, positive foreign currency exchange rate fluctuations contributed significantly to the operating cash flow growth experienced by UGC during the six months ended June 30, 2004, as compared to the corresponding prior year period. During the six months ended June 30, 2004, the cash used by our investing activities was $284,033,000. Such amount includes net cash acquired in acquisitions of $216,742,000 offset by $205,060,000 to purchase short-term liquid investments, $195,935,000 of capital expenditures and $88,370,000 of additional investments in and loans to affiliates. During the six months ended June 30, 2004, the cash provided by our financing activities was $1,374,344,000. Such amount includes borrowings of debt of $743,375,000, contributions from Liberty of $704,250,000, and net proceeds received on a consolidated basis from the issuance of stock by subsidiaries of $486,161,000, offset by debt repayments of $487,792,000.

During the six months ended June 30, 2003, cash contributions from Liberty funded most of the $400,327,000 that was invested in and loaned to our affiliates, principally J-COM.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those policies that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe our judgments and related estimates associated with the carrying value of our investments, the carrying value of our long-lived assets, the valuation of our acquisition related assets and liabilities, and the valuation of our deferred tax assets to be critical in the preparation of our consolidated financial statements. These accounting estimates or assumptions are critical because of the levels of judgment necessary to account for matters that are inherently uncertain or highly susceptible to change. See our Registration Statement on Form S-1, as amended (File No. 333-116157), as filed with the Securities and Exchange Commission for a detailed discussion of these items. Additionally, with respect to the three and six months ended June 30, 2004, we believe our judgment and related estimates associated with the consolidation of Old UGC while in Chapter 11 bankruptcy proceedings to be critical in the preparation of the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004.

Consolidation of Old UGC

Old UGC is a wholly owned subsidiary of UGC that owns VTR and an interest in Austar United. Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York on January 12, 2004. We continue to consolidate the financial position and results of operations of Old UGC while in bankruptcy, for the following primary reasons:

  •
  UGC is the sole shareholder and majority creditor of Old UGC (direct and indirect holder of 98% of the Old UGC Senior Notes);
  •
  UGC negotiated a restructuring agreement that provides for it to continue to be Old UGC's controlling equity holder upon Old UGC's emergence from bankruptcy; and
  •
  The bankruptcy proceedings are expected to be completed in less than one year.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

Off Balance Sheet Arrangements

At June 30, 2004, Liberty guaranteed ¥14.0 billion ($128,848,000) of the bank debt of J-COM, an equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2004 to 2018. In addition, Liberty has agreed to fund up to ¥10.0 billion ($91,886,000) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event J-COM meets certain performance criteria, this commitment expires on September 30, 2004. In connection with the Spin Off, we have agreed to indemnify Liberty for any amounts it is required to fund under these arrangements.

We have severally guaranteed transponder and equipment lease obligations of Sky Latin America through 2018. At June 30, 2004, our guarantee of the remaining obligations due under such agreements aggregated $98,672,000. Such amount is not reflected in our balance sheet at June 30, 2004. During the fourth quarter of 2002, GloboPar, another investor in Sky Latin America, announced that it was reevaluating its capital structure. As a result, GloboPar has not met certain of its funding obligations with respect to Sky Latin America. Although one investor has assumed certain of GloboPar's funding obligations and made loans, along with us and other investors, to fund GloboPar's share of certain other funding obligations, certain of GloboPar's funding obligations have not been met by GloboPar, us or other investors. No assurance can be given that funding shortfalls will not continue to occur in the future or that such shortfalls will not ultimately lead to default under the applicable lease agreements. In the case of default, our guarantee obligations could be accelerated. However, we believe that the maximum amount of our aggregate exposure under the default provisions is not in excess of the gross remaining obligations guaranteed by us, as set forth above. Except for their funding obligations under the guarantee, neither we nor the other investors have any obligation to assume GloboPar's funding obligations. We cannot currently predict whether we will be required to perform under any of these guarantees.

We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

Contractual Commitments

Information concerning the amount and timing of contractual commitments as of June 30, 2004 are as follows (amounts in thousands):

	Payments Due by Period
	2005	2006-2007	2008-2009	Thereafter	Total
Long-term debt	$101,701	1,005,480	1,100,313	1,873,514	4,081,008
Operating lease obligations	54,239	59,833	40,017	29,480	183,569
Programming commitments	65,933	23,282	5,239	18,111	112,565
Other commitments	72,859	32,680	19,895	29,325	154,759

Total contractual payments	$294,732	1,121,275	1,165,464	1,950,430	4,531,901

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the normal course of our business operations due to our investments in different foreign countries and ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

Foreign Currency Risk

We are exposed to unfavorable and potentially volatile fluctuations of the United States dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Because our functional currency is the U.S. dollar, any increase (decrease) in the value of the U.S. dollar against any foreign currency in which we have funding commitments effectively reduces (increases) the U.S. dollar equivalent of such funding commitments. At the same time, any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. We and our operating subsidiaries and affiliates are also exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies.

We generally do not hedge our foreign currency exchange risk because of the long-term nature of our interests in foreign affiliates. However, in order to reduce our foreign currency exchange risk related to our investment in J-COM, we have entered into collar agreements with respect to ¥38,785 million ($356,382,000). These collar agreements have a weighted average remaining term of approximately 8 months, an average call price of ¥104/U.S. dollar and an average put price of ¥121/U.S. dollar. We had also entered into forward sales contracts with respect to the Japanese yen.

During the second quarter of 2004, we paid $10,593,000 to settle our yen forward sales contracts. As a result, we had no yen forward sales contracts outstanding at June 30, 2004. During the six months ended June 30, 2004, we reported unrealized gains of $6,216,000 and $3,578,000, respectively, related to our yen collar agreements and forward contracts.

We are also exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at period-end exchange rates and the statements of operations are translated at actual exchange rates when known, or at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income (loss) as a separate component of equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. Certain items, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) and certain other charges are denominated in a currency other than the respective company's functional currency, which results in foreign exchange gains and losses recorded in the condensed consolidated statements of operations. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure is currently to the euro as over 50% of our U.S. dollar revenue was derived from countries where the euro is the functional currency. In addition, our operating results are also significantly impacted by changes in the exchange rates for the Japanese yen, Chilean peso and, to a lesser degree, other local currencies in Europe The relationship between the euro, Japanese yen and Chilean peso and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	Spot rate
	Euro	Japanese Yen	Chilean Peso
June 30, 2004	0.8265	108.83	636.30
December 31, 2003	0.7933	107.37	593.80
June 30, 2003	0.8741	119.72	699.12
	Average rate
	Euro	Japanese Yen	Chilean Peso
Six months ended:
June 30, 2004	0.8141	107.88	607.30
June 30, 2003	0.9028	118.99	720.99

The table below presents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars and our share of the translation adjustments of our foreign affiliates for the six months ended June 30, 2004 and 2003 (amounts in thousands):

	Six months ended June 30,
	2004	2003
Foreign currency translation losses, net of taxes	$(41,302)	(975)

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed and floating rate investments and borrowings by our operating subsidiaries used to maintain liquidity and fund their respective business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our primary exposure to variable rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UGC. UGC maintains a mix of fixed and variable rate debt and enters into various derivative transactions pursuant to UGC's policies to manage exposure to movements in interest rates. UGC monitors its interest rate risk exposures using techniques including market value and sensitivity analyses. UGC manages the credit risks associated with its derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose UGC to losses in the event of nonperformance, UGC does not expect such losses, if any, to be significant. UGC uses interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. UGC uses interest rate cap agreements to lock in a maximum interest rate should variable rates rise, but enable it to otherwise pay lower market rates.

During the first and second quarters of 2004, UGC purchased interest rate caps for approximately $21.4 million that capped the variable interest rate on notional amounts totaling €2.25 billion to €2.6 billion ($2.7 billion to $3.1 billion) at 3.0% and 4.0% for 2005 and 2006, respectively. During the first quarter of 2003, UGC purchased an interest rate cap that capped the variable interest rate at 3.0% on a notional amount of €2.7 billion ($3.3 billion) for 2003 and 2004. In June 2003, UGC entered into a cross currency and interest rate swap pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of €1.13 per U.S. dollar until July 2005, with the interest rate capped at 2.35%. The changes in fair value of these swaps and caps are included in other expense, net in the condensed consolidated statement of operations. The net fair value of these derivative contracts as of June 30, 2004 was an $18,097,000 liability. For the six months ended June 30, 2004, the weighted-average interest rate on UGC's variable rate bank facilities was 6.45%.

Derivative Instruments

We have entered into total return debt swaps in connection with our purchase of bank debt of a subsidiary of UPC and public debt of Cablevision. Under the total return debt swaps, we direct a counterparty to purchase a specified amount of the underlying debt security for our benefit. We have posted collateral with the counterparties equal to 30% of the counterparty's purchase price for the purchased indebtedness of the UPC subsidiary and 90% of the counterparty's purchase price for the purchased indebtedness of Cablevision. We record a derivative asset equal to the posted collateral. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying purchased indebtedness of the UPC subsidiary declines by 10% or more, we are required to post cash collateral for the decline, and we record an unrealized loss on derivative instruments. The cash collateral related to the UPC subsidiary indebtedness is further adjusted up or down for subsequent changes in the fair value of the underlying indebtedness or for foreign currency exchange rate movements involving the euro and U.S. dollar. At June 30, 2004, the aggregate purchase price of debt securities underlying our total return debt swap arrangements involving the indebtedness of UPC and Cablevision was $122,233,000. As of such date, we had posted cash collateral equal to $49,530,000. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $72,703,000. In addition, the aggregate principal amount of the UPC subsidiary and Cablevision indebtedness that is the subject of the Company's total return debt swaps was approximately $109,000,000 and $26,000,000, respectively, at June 30, 2004. Accordingly, if at June 30, 2004, we had acquired the UPC subsidiary indebtedness pursuant to the total return swaps, our consolidated indebtedness at June 30, 2004 would have been reduced by approximately $109,000,000.

A counterparty has the right to require us to purchase $67.3 million face amount of certain indebtedness of Cablevision for a purchase price of $25.8 million, plus an interest factor of 3% per annum, compounded semiannually, on the earlier of September 29, 2007 or the date that Cablevision completes its restructuring plan (which we refer to as the Put Trigger Date). In addition, if the Cablevision restructuring plan has not been completed by September 29, 2005, the counterparty has the right, beginning on September 29, 2005 and ending on the Put Trigger Date, to require us to pay the difference between (i) the proceeds received by the counterparty upon the sale of all (but not less than all) of the Cablevision indebtedness that is subject to this agreement, and (ii) the $25.8 million purchase price plus interest at 3% per annum, compounded semiannually. We reflect this obligation on our balance sheet at fair value ($590,000 at June 30, 2004).

Prior to the Spin Off, Liberty contributed to us 5,000,000 News Corp. ADSs, together with a related equity collar. The equity collar, which expires on August 6, 2009, provides (i) us with the right to require the counterparty to buy 5,000,000 News Corp. ADSs at a price of $31.43, and (ii) the counterparty with the right to require us to sell 5,000,000 News Corp. ADSs at a price of $52.39. The fair value of the equity collar was a $1,580,000 liability at June 30, 2004.

Credit Risk

In addition to the risks described above, we are also exposed to the risk that our counterparties will default on their obligations to us under the above-described derivative instruments. Based on our assessment of the credit worthiness of the counterparties, we do not anticipate any such default.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal controls over financial reporting that occurred during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

LIBERTY MEDIA INTERNATIONAL, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Eximius.    On June 10, 2003, Eximius Capital Funding, Ltd. commenced an action in the United States District Court for the Southern District of New York (SDNY), against Cablevisión S.A., certain then-shareholders of Cablevisión, a subsidiary of our company, Liberty Media Corporation ("Liberty"), an officer of Liberty and a director of Liberty, for interest past due, principal and other payments due on $1,210,000 of 13.75% notes of Cablevisión and for preliminary and permanent injunctions. The allegations against Cablevisión are (1) breach of contract on the notes for past due interest only, in the amount of approximately $250,000; and (2) breach of a covenant in the indenture governing the notes which restricted Cablevisión's ability to enter into transactions for the benefit of its affiliates unless such transaction was on terms no less favorable than could be obtained in an arms' length transaction with an unrelated party. The other counts in the complaint are directed at various officers, directors and shareholders of Cablevisión for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, tortious interference with contract, piercing the corporate veil, and fraudulent conveyance. On October 3, 2003, motions to dismiss were filed on behalf of our subsidiary named in the suit, Liberty and the officer and the director of Liberty named in the suit. The motions were subsequently withdrawn to allow the plaintiffs time to conduct limited discovery on these matters. On July 8, 2004, Eximius submitted a request to the court to dismiss the case without prejudice and stated that Eximius is preparing to pursue its claims in state court. The court subsequently dismissed the case without prejudice.

Item 2. Use of Proceeds

On July 19, 2004, our registration statement on Form S-1, as amended (File No. 333-116157), was declared effective by the Securities and Exchange Commission. The registration statement registers the offer and sale of up to 28,245,000 shares of our Series A common stock and up to 1,690,000 shares of our Series B common stock acquirable upon exercise of an equal number of the corresponding series of our subscription rights, which were distributed pro rata to holders of record of our common stock at 5:00 p.m., New York City time, on July 26, 2004. Each whole Series A right entitles the holder thereof to purchase one share of our Series A common stock for a subscription price of $25.00 per share, and each whole Series B right entitles the holder thereof to purchase one share of our Series B common stock for a subscription price of $27.50 per share. The rights offering commenced on July 26, 2004 and is expected to expire at 5:00 p.m., New York City time, on August 23, 2004, unless we extend it. In addition, we may terminate the rights offering at any time in our sole discretion.

We have estimated that our total expenses for the rights offering will be $2 million, which consists of SEC registration fees and third party vendor fees, such as printer costs. If the rights offering is fully subscribed, based solely on the number of shares of our common stock outstanding on June 30, 2004, we expect to receive approximately $733 million in gross proceeds. We intend to use the net proceeds of the rights offering to repay notes payable in the aggregate principal amount of $116,666,000 to Liberty and to repay indebtedness we may have outstanding under our credit facility with Liberty at the time the rights offering expires, if any, as well as for general corporate purposes, including for acquisitions and to make other investments.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

2.1	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media Corporation ("LMC"), the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant's Registration Statement on Form 10, as filed on May 25, 2004 (File No. 000-50671) (the "Form 10 Amendment"))
3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10 as filed on April 2, 2004 (File No. 000-50671) (the "Form 10"))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 10 Amendment)
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)
10.1	Liberty Media International, Inc. 2004 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10 Amendment)
10.2	Form of Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement
10.3
Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement, dated as of June 7, 2004, by and between John] C. Malone and the Registrant (incorporated by reference to Exhibit 7(A) to Mr. Malone's Schedule 13D/A (Amendment No. 1) with respect to the Registrant's common stock, as filed on July 14, 2004 (File No. 005-79904))
10.4	Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10 Amendment)
10.5	Form of Liberty Media International, Inc. 2004 Non-employee Director Incentive Plan Non-Qualified Stock Option Agreement
10.6
Liberty Media International, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, as filed on June 23, 2004 (File No. 333-116790))
10.7	Form of Facilities and Services Agreement between LMC and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.8	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between LMC and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.9	Form of Tax Sharing Agreement between LMC and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.10	Form of Credit Facility between LMC and the Registrant (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.11	Form of Services Agreement between UnitedGlobalCom, Inc. ("UGC") and the Registrant (incorporated by reference to Exhibit 10.7 to the Form 10 Amendment)
10.12
Amended and Restated Stockholders' Agreement, dated as of May 21, 2004, by and among the Registrant, Liberty Media International Holdings, LLC ("LMINT"), Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, LMC (incorporated by reference to Exhibit 10.23 to the Form 10 Amendment)
10.13
Stockholders' Agreement, dated as of May 21, 2004, by and among LMC, Liberty Japan VI, LLC, the Registrant, LMINT, Liberty Holdings Japan, Inc. ("Liberty Holdings Japan") and Liberty Japan, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10 Amendment)#
10.14
Liberty Jupiter, Inc. Class B and Class C Stockholders' Agreement, dated as of May 21, 2004, by and among LMC, Liberty Japan VI, LLC, the Registrant, LMINT and Liberty Jupiter, Inc. (incorporated by reference to Exhibit 10.25 to the Form 10 Amendment)#

10.15	Indenture, dated as of April 6, 2004, by and between UGC and The Bank of New York (incorporated by reference from UGC's Form 8-K, dated April 6, 2004 (File No. 000-496-58))
10.16
Amended and Restated Senior Secured Credit Facility, dated June 24, 2004, between UPC Distribution Holding B.V. ("UPC Distribution"), as Borrower, and TD Bank Europe Limited, as Facility Agent and Security Agent (incorporated by reference to Exhibit 10.1 to UGC's Form 8-K, dated June 29, 2004 (File No. 000-49658))
10.17
Additional Facility Accession Agreement, dated June 24, 2004, between UPC Distribution, as Borrower, TD Bank Europe Limited, as Facility Agent, and the banks listed therein (incorporated by reference to Exhibit 10.2 to UGC's Form 8-K, dated June 29, 2004 (File No. 000-49658))
10.18
Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC's Form 8-K, dated July 1, 2004 (File No. 000-49658))
10.19
Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to UGC's Form 8-K, dated July 1, 2004 (File No. 000-49658))
10.20	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to UGC's Form 8-K, dated July 1, 2004 (File No. 000-49658))
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
31.3	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification.

#
These agreements, together with the substantially similar stockholders' agreements entered into by the Registrant, LMC, Liberty Japan VI, LLC, LMINT and Liberty Holdings Japan with each of Liberty Japan II, Inc., Liberty Japan IV, Inc. and Liberty Kanto, Inc., were terminated on July 14, 2004.

(b)   Reports on Form 8-K filed during the quarter ended June 30, 2004:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA INTERNATIONAL, INC.
Date: August 16, 2004	By:	/s/ JOHN C. MALONE John C. Malone President and Chief Executive Officer
Date: August 16, 2004	By:	/s/ GRAHAM HOLLIS Graham Hollis Senior Vice President and Treasurer (Principal Financial Officer)
Date: August 16, 2004	By:	/s/ BERNARD G. DVORAK Bernard G. Dvorak Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media Corporation ("LMC"), the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant's Registration Statement on Form 10, as filed on May 25, 2004 (File No. 000-50671) (the "Form 10 Amendment"))
3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10 as filed on April 2, 2004 (File No. 000-50671) (the "Form 10"))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 10 Amendment)
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)
10.1	Liberty Media International, Inc. 2004 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10 Amendment)
10.2	Form of Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement
10.3
Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement, dated as of June 7, 2004, by and between John] C. Malone and the Registrant (incorporated by reference to Exhibit 7(A) to Mr. Malone's Schedule 13D/A (Amendment No. 1) with respect to the Registrant's common stock, as filed on July 14, 2004 (File No. 005-79904))
10.4	Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10 Amendment)
10.5	Form of Liberty Media International, Inc. 2004 Non-employee Director Incentive Plan Non-Qualified Stock Option Agreement
10.6
Liberty Media International, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, as filed on June 23, 2004 (File No. 333-116790))
10.7	Form of Facilities and Services Agreement between LMC and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.8	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between LMC and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.9	Form of Tax Sharing Agreement between LMC and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.10	Form of Credit Facility between LMC and the Registrant (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.11	Form of Services Agreement between UnitedGlobalCom, Inc. ("UGC") and the Registrant (incorporated by reference to Exhibit 10.7 to the Form 10 Amendment)
10.12
Amended and Restated Stockholders' Agreement, dated as of May 21, 2004, by and among the Registrant, Liberty Media International Holdings, LLC ("LMINT"), Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, LMC (incorporated by reference to Exhibit 10.23 to the Form 10 Amendment)
10.13
Stockholders' Agreement, dated as of May 21, 2004, by and among LMC, Liberty Japan VI, LLC, the Registrant, LMINT, Liberty Holdings Japan, Inc. ("Liberty Holdings Japan") and Liberty Japan, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10 Amendment)#
10.14
Liberty Jupiter, Inc. Class B and Class C Stockholders' Agreement, dated as of May 21, 2004, by and among LMC, Liberty Japan VI, LLC, the Registrant, LMINT and Liberty Jupiter, Inc. (incorporated by reference to Exhibit 10.25 to the Form 10 Amendment)#

10.15	Indenture, dated as of April 6, 2004, by and between UGC and The Bank of New York (incorporated by reference from UGC's Form 8-K, dated April 6, 2004 (File No. 000-496-58))
10.16
Amended and Restated Senior Secured Credit Facility, dated June 24, 2004, between UPC Distribution Holding B.V. ("UPC Distribution"), as Borrower, and TD Bank Europe Limited, as Facility Agent and Security Agent (incorporated by reference to Exhibit 10.1 to UGC's Form 8-K, dated June 29, 2004 (File No. 000-49658))
10.17
Additional Facility Accession Agreement, dated June 24, 2004, between UPC Distribution, as Borrower, TD Bank Europe Limited, as Facility Agent, and the banks listed therein (incorporated by reference to Exhibit 10.2 to UGC's Form 8-K, dated June 29, 2004 (File No. 000-49658))
10.18
Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC's Form 8-K, dated July 1, 2004 (File No. 000-49658))
10.19
Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to UGC's Form 8-K, dated July 1, 2004 (File No. 000-49658))
10.20	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to UGC's Form 8-K, dated July 1, 2004 (File No. 000-49658))
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
31.3	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification.

#
These agreements, together with the substantially similar stockholders' agreements entered into by the Registrant, LMC, Liberty Japan VI, LLC, LMINT and Liberty Holdings Japan with each of Liberty Japan II, Inc., Liberty Japan IV, Inc. and Liberty Kanto, Inc., were terminated on July 14, 2004.

QuickLinks

LIBERTY MEDIA INTERNATIONAL, INC. (See note 1) Condensed Consolidated Balance Sheets (unaudited)
LIBERTY MEDIA INTERNATIONAL, INC. (See Note 1) Condensed Consolidated Statements of Operations (unaudited)
LIBERTY MEDIA INTERNATIONAL, INC. (See Note 1) Condensed Consolidated Statements of Comprehensive Earnings (Loss) (unaudited)
LIBERTY MEDIA INTERNATIONAL, INC. (See note 1) Condensed Consolidated Statement of Stockholders' Equity (unaudited) Six months ended June 30, 2004
LIBERTY MEDIA INTERNATIONAL, INC. (See note 1) Condensed Consolidated Statements of Cash Flows (unaudited)
LIBERTY MEDIA INTERNATIONAL, INC. (See Note 1) Notes to Condensed Consolidated Financial Statements
LIBERTY MEDIA INTERNATIONAL, INC.
  PART II – OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX