Form 10-Q
period 2004-09-30
LIBERTY MEDIA INTERNATIONAL INC
filed 2004-11-12
CIK 1284698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50671

Liberty Media International, Inc.

(Exact name of Registrant as specified in its charter)

State of Delaware	20-0893138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code:

(720) 875-5800

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑

          The number of outstanding shares of Liberty Media International, Inc.’s common stock as of October 29, 2004 was:

Series A common stock 168,162,756 shares; and

Series B common stock 7,264,300 shares.

LIBERTY MEDIA INTERNATIONAL, INC

(See note 1)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2004	2003

	amounts in thousands
ASSETS
Current assets:
Cash and cash equivalents	$1,738,730	12,753
Restricted cash	23,367	—
Short-term liquid investments	111,536	—
Trade and other receivables, net	232,223	15,130
Other current assets	168,579	16,453

Total current assets	2,274,435	44,336

Investments in affiliates, accounted for using the equity method, and related receivables (note 7)	1,940,372	1,740,552

Other investments (note 8)	1,068,734	450,134

Property and equipment, at cost	4,658,036	128,013
Accumulated depreciation	(685,263)	(30,436)

	3,972,773	97,577

Intangible assets not subject to amortization:
Goodwill (note 9)	2,592,138	525,576
Franchise rights and other	224,866	163,450

	2,817,004	689,026

Intangible assets subject to amortization, net (note 9)	367,422	4,504

Deferred income tax assets	12,511	583,945

Other assets, net	177,341	76,963

Total assets	$12,630,592	3,687,037

LIBERTY MEDIA INTERNATIONAL, INC

(See note 1)

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)

(unaudited)

	September 30,	December 31,
	2004	2003

	amounts in thousands

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,912	20,629
Accrued liabilities	465,502	13,532
Subscriber advance payments and deposits	305,978	283
Current portion of accrued stock-based compensation	19,078	15,052
Derivative instruments (note 10)	39,102	21,010
Current portion of debt payable (note 11)	90,052	12,426
Current portion of deferred tax liability	110,583	—

Total current liabilities	1,289,207	82,932

Long-term debt (note 11)	4,258,810	41,700
Deferred income tax liabilities	453,194	135,811
Other long-term liabilities	328,795	7,948

Total liabilities	6,330,006	268,391

Commitments and contingencies (note 15)

Minority interests in subsidiaries	1,117,032	78

Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 168,163,767 shares at September 30, 2004	1,682	—
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,264,300 shares at September 30, 2004	73	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; no shares issued at September 30, 2004	—	—
Additional paid-in capital	6,956,349	—
Accumulated deficit	(1,641,575)	(1,630,949)
Accumulated other comprehensive loss, net of taxes	(132,975)	(46,566)
Parent’s investment	—	5,096,083

Total stockholders’ equity	5,183,554	3,418,568

Total liabilities and stockholders’ equity	$12,630,592	3,687,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.

(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	amounts in thousands, except per share amounts
Revenue	$708,807	27,951	1,865,769	80,416

Operating costs and expenses:
Operating (other than depreciation)	280,898	13,140	728,423	36,725
Selling, general and administrative (SG&A) (note 13)	176,154	10,451	482,110	29,898
Stock-based compensation charges (credits)— primarily SG&A (note 6)	13,377	(993)	66,120	(323)
Depreciation and amortization	253,615	3,808	696,624	11,139
Impairment of long-lived assets (note 9)	26,000	—	42,623	—
Restructuring charges (note 16)	1,824	—	10,749	—

	751,868	26,406	2,026,649	77,439

Operating income (loss)	(43,061)	1,545	(160,880)	2,977

Other income (expense):
Interest expense	(61,443)	(10)	(209,801)	(1,374)
Interest and dividend income	18,849	6,317	44,043	18,182
Share of earnings of affiliates, net (note 7)	15,673	7,990	54,518	10,833
Realized and unrealized gains (losses) on derivative instruments, net (note 10)	1,193	(4,410)	16,218	16,016
Foreign currency transaction gains (losses), net	21,888	463	(7,015)	4,654
Gain on exchange of investment securities (note 8)	168,301	—	168,301	—
Other-than-temporary declines in fair values of investments (note 8)	(12,429)	(1,200)	(15,115)	(5,612)
Gain on extinguishment of debt (note 11)	—	—	35,787	—
Gains (losses) on disposition of assets, net (notes 7 and 8)	(12,092)	(111)	12,632	3,847
Other income (expense), net	(2,285)	(207)	(9,088)	2,800

	137,655	8,832	90,480	49,346

Earnings (loss) before income taxes and minority interests	94,594	10,377	(70,400)	52,323
Income tax expense	(56,634)	(1,362)	(91,027)	(25,999)
Minority interests in losses of subsidiaries	36,405	36	150,801	28

Net earnings (loss)	$74,365	9,051	(10,626)	26,352

Historical and pro forma earnings (loss) per common share (note 4):
Basic and diluted	$0.44	0.06	(0.07)	0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.

(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	amounts in thousands
Net earnings (loss)	$74,365	9,051	(10,626)	26,352

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	22,971	63,682	(18,331)	62,707
Reclassification adjustment for foreign currency translation gains included in net earnings (loss) (note 7)	—	—	(143)	(28)
Unrealized gains (losses) on available-for-sale securities	(15,458)	47,246	(29,636)	73,580
Reclassification adjustment for net gains on available-for-sale securities included in net earnings (loss) (note 8)	(89,281)	—	(89,281)	—

Other comprehensive earnings (loss)	(81,768)	110,928	(137,391)	136,259

Comprehensive earnings (loss)	$(7,403)	119,979	(148,017)	162,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC

(See note 1)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended September 30, 2004

						Accumulated
						other
	Common stock			Additional		comprehensive		Total
				paid-in	Accumulated	earnings (loss),	Parent’s	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	investment	equity

	amounts in thousands
Balance at January 1, 2004	$—	—	—	—	(1,630,949)	(46,566)	5,096,083	3,418,568
Net loss	—	—	—	—	(10,626)	—	—	(10,626)
Other comprehensive loss	—	—	—	—	—	(137,391)	—	(137,391)
Intercompany tax allocation	—	—	—	—	—	—	6,133	6,133
Allocation of corporate overhead (note 13)	—	—	—	—	—	—	9,357	9,357
Issuance of Liberty Media Corporation common stock in acquisition (note 5)	—	—	—	—	—	—	152,122	152,122
Contribution of cash, investments and other net liabilities in connection with spin off (note 2)	—	—	—	—	—	50,982	304,578	355,560
Assumption by Liberty Media Corporation of obligation for stock appreciation rights in connection with spin off (note 2)	—	—	—	—	—	—	5,763	5,763
Adjustment due to issuance of stock by subsidiaries and affiliates, net of taxes	—	—	—	(6,241)	—	—	1,025	(5,216)
Net cash transfers from parent	—	—	—	—	—	—	654,250	654,250
Change in capitalization in connection with spin off (note 2)	1,399	61	—	6,227,851	—	—	(6,229,311)	—
Common stock issued in rights offering (note 3)	283	12	—	735,366	—	—	—	735,661
Stock-based compensation, net of taxes (note 6)	—	—	—	(627)	—	—	—	(627)

Balance at September 30, 2004	$1,682	73	—	6,956,349	(1,641,575)	(132,975)	—	5,183,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC

(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,

	2004	2003

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(10,626)	26,352
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation charges (credits)	66,120	(323)
Depreciation and amortization	696,624	11,139
Impairment of long-lived assets	42,623	—
Restructuring charges	10,749	—
Amortization of deferred financing costs	13,637	88
Share of earnings of affiliates, net	(54,518)	(10,833)
Realized and unrealized gains on derivative instruments, net	(16,218)	(16,016)
Foreign currency transaction losses (gains), net	7,015	(4,654)
Gain on exchange of investment securities	(168,301)	—
Other-than-temporary declines in fair values of investments	15,115	5,612
Gain on extinguishment of debt	(35,787)	—
Gains on disposition of assets, net	(12,632)	(3,847)
Deferred income tax expense	59,007	25,898
Minority interests in losses of subsidiaries	(150,801)	(28)
Non-cash charges from Liberty Media Corporation	15,490	5,290
Other noncash items	(1,317)	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables, prepaids and other	(58,284)	(3,895)
Payables and accruals	93,959	(6,810)

Net cash provided by operating activities	511,855	27,973

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(428,156)	—
Investments in and loans to affiliates and others	(241,183)	(413,322)
Repayment of amounts loaned to affiliate	129,237	—
Cash proceeds received upon redemption of shares by affiliate	27,677	—
Purchases of short-term liquid investments	(244,859)	—
Proceeds received from sale of short-term liquid investments	135,371	—
Capital expended for property and equipment	(325,262)	(17,251)
Net cash received (paid) to purchase or settle derivative instruments	(69,672)	17,998
Proceeds from dispositions of assets	136,273	8,222
Other investing activities, net	5,576	2,370

Net cash used by investing activities	$(874,998)	(401,983)

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(unaudited)

	Nine Months Ended
	September 30,

	2004	2003

	amounts in thousands
Cash flows from financing activities:
Borrowings of debt	$1,214,534	—
Repayments of debt	(978,776)	(7,159)
Net proceeds received from rights offering	735,661	—
Proceeds from issuance of stock by subsidiaries	486,457	—
Contributions from Liberty Media Corporation	704,250	385,529
Deferred financing costs	(58,186)	—
Other financing activities, net	(3,302)	—

Net cash provided by financing activities	2,100,638	378,370

Effect of exchange rates on cash	(11,518)	536

Net increase in cash and cash equivalents	1,725,977	4,896
Cash and cash equivalents:
Beginning of period	12,753	5,592

End of period	$1,738,730	10,488

Cash paid for interest	$231,139	620

Net cash paid for taxes	$2,504	1,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC

(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(unaudited)

(1)	Basis of Presentation

      The accompanying condensed consolidated financial statements of Liberty Media International, Inc. (LMI) include the historical financial information of (i) certain international cable television and programming subsidiaries and assets of Liberty Media Corporation (Liberty), which we collectively refer to as LMC International, for periods prior to the June 7, 2004 consummation of the spin off transaction described in note 2 and (ii) LMI and its consolidated subsidiaries for the period following such date. Upon consummation of the spin off, LMI became the owner of the assets that comprise LMC International. In the following text, “we,” “our,” “our company” and “us” may refer, as the context requires, to LMC International (prior to June 7, 2004), LMI and its consolidated subsidiaries (on and subsequent to June 7, 2004) or both.

      Our operating subsidiaries and our most significant equity method investments as of September 30, 2004 are set forth below.

          Operating subsidiaries:

Liberty Cablevision of Puerto Rico Ltd. (Puerto Rico Cable)

Pramer S.C.A. (Pramer)
Princes Holdings Limited (PHL)
UnitedGlobalCom, Inc. (UGC)

      Our most significant subsidiary is UGC, an international broadband communications provider of video, voice, and Internet access services with operations in 11 European countries and three Latin American countries. UGC’s largest operating segments are located in The Netherlands, France, Austria and Chile. At September 30, 2004, we owned approximately 417 million shares of UGC common stock, representing an approximate 53% economic interest and a 90% voting interest. As further described in note 5, we began consolidating UGC on January 1, 2004. Prior to that date, we used the equity method to account for our investment in UGC. PHL and Puerto Rico Cable are wholly-owned subsidiaries that own and operate cable television systems in Ireland and Puerto Rico, respectively. As further described in note 5, we acquired PHL during the second quarter of 2004. Pramer is a wholly-owned Argentine programming company that supplies programming services to cable television and direct-to-home (DTH) satellite distributors in Latin America, Spain and some Spanish speaking markets in the United States (U.S.).

          Significant equity method investments:

Jupiter Programming Co., Ltd. (JPC)

Jupiter Telecommunications Co., Ltd. (J-COM)

      We do not control the decision making process or business management practices of our equity affiliates. Accordingly, we rely on management of these affiliates and their independent auditors to provide us with accurate financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) that we use in the application of the equity method. We are not aware, however, of any errors in or possible misstatements of the financial information provided by our equity affiliates that would have a material effect on our financial statements. For information concerning our equity method investments, see note 7.

      The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conjunction with our December 31, 2003 combined financial statements and notes thereto included in our Registration Statement on Form S-1, as amended (File No. 333-116157).

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, allowances for uncollectible accounts, deferred income tax valuation allowances, loss contingencies, fair values of financial instruments, asset impairments, useful lives of property and equipment, restructuring accruals and other special items. Actual results could differ from those estimates.

      Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2004.

(2)	Spin Off Transaction

      On June 7, 2004 (the Spin Off Date), our common stock was distributed to Liberty’s shareholders in the spin off transaction. In connection with the spin off, holders of Liberty common stock on June 1, 2004 (the Record Date) received in the aggregate 139,921,145 shares of LMI Series A Common Stock for their shares of Liberty Series A Common Stock owned at 5:00 p.m. New York City time on the Record Date and 6,053,173 shares of LMI Series B Common Stock for their shares of Liberty Series B Common Stock owned at 5:00 p.m. New York City time on the Record Date. The number of shares of LMI Common Stock distributed in the spin off was based on a ratio of .05 of a share of LMI Common Stock for each share of Liberty Common Stock. The spin off was intended to qualify as a tax-free spin off.

      In addition to the contributed subsidiaries and net assets that comprise LMC International, Liberty also contributed certain other assets and liabilities to our company in connection with the spin off, as set forth in the following table (amounts in thousands):

Cash and cash equivalents	$50,000
Available-for-sale securities	561,130
Net deferred tax liability	(253,163)
Other net liabilities	(2,407)

$355,560

      The contributed available-for-sale securities included 5,000,000 American Depositary Shares (ADSs) for preferred limited voting ordinary shares of The News Corporation Limited (News Corp.) and a 99.9% economic interest in 345,000 shares of ABC Family Worldwide, Inc. (ABC Family) Series A preferred stock. Liberty also contributed a variable forward transaction with respect to the News Corp. ADSs. The 5,000,000 News Corp. ADSs are to be converted into 10,000,000 shares of News Corp.’s Class A non-voting common stock (News Corp. Class A Common Stock) pursuant to News Corp.’s reincorporation from Australia to the United States. All of the following references to News Corp. shares herein assume such conversion has occurred. For financial reporting purposes, the contribution of such assets is deemed to have occurred on June 1, 2004.

      All of the net assets contributed to our company by Liberty in connection with the spin off have been recorded at Liberty’s historical cost.

      As a result of the spin off, we operate independently from Liberty, and neither we nor Liberty have any stock ownership, beneficial or otherwise, in the other. In connection with the spin off, we and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between Liberty and our

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company after the spin off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Facilities and Services Agreement and a Tax Sharing Agreement. In addition, Liberty and we entered into a Short-Term Credit Facility that has since been cancelled.

      The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the spin off, the issuance of LMI stock options upon adjustment of certain Liberty stock incentive awards and the allocation of responsibility for LMI and Liberty stock incentive awards, cross indemnities and other matters. Such cross indemnities are designed to make (i) our company responsible for all liabilities related to the businesses of LMC International prior to the spin off, as well as for all liabilities incurred by our company following the spin off, and (ii) Liberty responsible for all of our potential liabilities that are not related to our businesses, including, for example, liabilities arising as a result of our company having been a subsidiary of Liberty.

      The Facilities and Services Agreement, the Tax Sharing Agreement and the Short-Term Credit Facility are described in note 13.

      Prior to the spin off, we were included in Liberty’s consolidated tax return. As a result of the spin off, we became a separate tax paying entity. In connection with this change, we re-evaluated the estimated blended state tax rate used to compute certain of our deferred tax balances, and concluded that our estimate of this blended state tax rate should be reduced. As a result, we recorded a $22,914,000 deferred tax benefit during the third quarter of 2004 to reflect the impact of the reduced rate on our net deferred tax liabilities.

(3)	Rights Offering

      On July 26, 2004, we commenced a rights offering (the LMI Rights Offering) whereby holders of record of LMI Common Stock at 5:00 p.m., New York City time, on that date received 0.20 transferable subscription rights for each share of LMI Common Stock held. Each whole right to purchase LMI Series A Common Stock entitled the holder to purchase one share of LMI Series A Common Stock at a subscription price of $25.00 per share. Each whole right to purchase LMI Series B Common Stock entitled the holder to purchase one share of LMI Series B Common Stock at a subscription price of $27.50 per share. Each whole Series A and Series B right entitled the holder to subscribe, at the same applicable subscription price pursuant to an oversubscription privilege, for additional shares of the applicable series of LMI Common Stock, subject to proration. The LMI Rights Offering expired in accordance with its terms on August 23, 2004. Pursuant to the terms of the LMI Rights Offering, we issued 28,245,000 shares of LMI Series A Common Stock and 1,211,157 shares of LMI Series B Common Stock in exchange for aggregate cash proceeds of $739,432,000, before deducting related offering costs of $3,771,000.

      As a result of the LMI Rights Offering, certain terms of the then outstanding LMI stock options were modified. All references herein to the number of outstanding LMI stock options reflect these modified terms.

(4)	Earnings (Loss) per Common Share

      Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares (e.g. options and convertible securities) as if they had been converted at the beginning of the periods presented.

      As described in note 2, we issued shares of LMI Series A Common Stock and LMI Series B Common Stock in connection with the spin off. The pro forma net earnings (loss) per share amounts set forth in the accompanying condensed consolidated statements of operations were computed using historical net earnings (loss) and a pro forma weighted average share amount that includes 145,974,318 shares of LMI Common Stock for periods prior to the Spin Off Date and actual weighted average shares outstanding for periods

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent to that date. In addition, the weighted average share amounts for periods prior to July 26, 2004, the date that certain subscription rights were distributed to stockholders pursuant to the LMI Rights Offering, have been increased to give effect to the benefit derived by our stockholders as a result of the distribution of such subscription rights. The details of the calculations of our weighted average common shares outstanding are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003*	2004*	2003*

Basic and diluted:
Weighted average common shares outstanding before adjustment	167,423,193	145,974,318	153,175,881	145,974,318
Adjustment for July 2004 LMI Rights Offering	1,865,896	6,866,731	5,187,572	6,866,731

Weighted average common shares, as adjusted	169,289,089	152,841,049	158,363,453	152,841,049

*	The weighted average share amounts for these periods assume that the shares of LMI Common Stock issued in the spin off were issued and outstanding on the first day of the respective periods.

      At September 30, 2004, 5,279,169 potential common shares (as adjusted) were outstanding. All of such potential common shares represent shares issuable upon the exercise of stock options that were issued in June 2004 and adjusted in connection with the LMI Rights Offering. Prior to the consummation of the spin off, no potential common shares were outstanding, and accordingly, there is no difference between basic and diluted earnings per share for the three and nine months ended September 30, 2003. Potential common shares have been excluded from the pro forma calculation of diluted earnings per share for the three and nine months ended September 30, 2004 because their inclusion would be anti-dilutive.

(5)	Acquisitions

Acquisition of Controlling Interest in UGC

      On January 5, 2004, we completed a transaction pursuant to which UGC’s founding shareholders (the Founders) transferred 8.2 million shares of UGC Class B Common Stock to our company in exchange for 12.6 million shares of Liberty Series A Common Stock valued, for accounting purposes, at $152,122,000 and a cash payment of $15,827,000 (including acquisition costs). This transaction was the last of a number of independent transactions pursuant to which we acquired our controlling interest in UGC from 2001 through January 2004. Our acquisition of 281.3 million shares of UGC Common Stock in January 2002 gave us a greater than 50% economic interest in UGC, but due to certain voting and standstill arrangements, we used the equity method to account for our investment in UGC through December 31, 2003. Upon closing of the January 5, 2004 transaction, the restrictions on the exercise by us of our voting power with respect to UGC terminated, and we gained voting control of UGC. Accordingly, UGC has been accounted for as a consolidated subsidiary and included in our financial position and results of operations since January 1, 2004.

      We have accounted for our acquisition of UGC as a step acquisition, and have allocated our investment basis to our pro rata share of UGC’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates. Prior to the acquisition of the Founders’ shares, our investment basis in UGC had been reduced to zero as a result of the prior recognition of our share

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of UGC’s losses. The following table reflects the amounts allocated to our assets and liabilities upon completion of the January 2004 acquisition of the Founders’ shares (amounts in thousands):

Current assets, including cash of $310,361	$622,321
Property and equipment	3,386,252
Goodwill	2,022,761
Intangible assets other than goodwill	446,065
Investments and other assets	370,137
Current liabilities	(1,407,275)
Long-term debt	(3,615,902)
Deferred income taxes	(780,086)
Other liabilities	(268,632)
Minority interest	(607,692)

Aggregate purchase price	$167,949

      We have entered into a new Standstill Agreement with UGC that limits our ownership of UGC common stock to 90% of the outstanding common stock unless we make an offer or effect another transaction to acquire all outstanding UGC common stock. Under certain circumstances, such an offer or transaction would require an independent appraisal to establish the price to be paid to stockholders unaffiliated with us.

      During the nine months ended September 30, 2004, we also purchased an additional 20.0 million shares of UGC Class A Common Stock pursuant to certain pre-emptive rights granted to our company pursuant to the aforementioned Standstill Agreement with UGC. The $152,284,000 purchase price for such shares was comprised of (i) the cancellation of indebtedness due from subsidiaries of UGC to certain of our subsidiaries in the amount of $104,462,000 (including accrued interest) and (ii) $47,822,000 in cash. As UGC was one of our consolidated subsidiaries at the time of these purchases, the effect of these purchases was eliminated in consolidation.

      Also, in January 2004, UGC initiated a rights offering pursuant to which holders of each of UGC’s Class A, Class B and Class C Common Stock received .28 transferable subscription rights to purchase a like class of common stock for each share of UGC Common Stock owned by them on January 21, 2004. The rights offering expired on February 12, 2004. UGC received cash proceeds of approximately $1.02 billion from the rights offering. As a holder of UGC Class A, Class B and Class C Common Stock, we participated in the rights offering and exercised our rights to purchase 90.7 million shares for a total cash purchase price of $544,250,000.

     PHL

      On May 20, 2004, we acquired all of the issued and outstanding ordinary shares of PHL for €2,000,000 ($2,386,000 at May 20, 2004). PHL, through its subsidiary Chorus Communications Limited, owns and operates broadband communications systems in Ireland. In connection with this acquisition, we loaned an aggregate of €75,000,000 ($89,475,000 as of May 20, 2004) to PHL. The proceeds from this loan were used by PHL to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital. We have committed to loan up to an additional €14,500,000 ($18,032,000) to PHL, of which €4,500,000 ($5,596,000) had been loaned as of September 30, 2004. We have accounted for this acquisition using the purchase method of accounting. For financial reporting purposes, the PHL

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition is deemed to have occurred on June 1, 2004. The purchase price allocation for this acquisition is as follows (amounts in thousands):

Cash and cash equivalents at acquisition date	$14,474
Other current assets	7,425
Property and equipment	72,625
Customer relationships	10,459
Goodwill	26,840
Current liabilities	(26,570)
Subscriber advance payments and deposits	(12,850)

Aggregate cash consideration (including acquisition costs)	$92,403

     Noos

      On July 1, 2004, UPC Broadband France SAS (UPC Broadband France), an indirect wholly-owned subsidiary of UGC and the owner of UGC’s French cable television operations, acquired Suez-Lyonnaise Télécom SA (“Noos”), from Suez SA (“Suez”). Noos is a provider of digital and analog cable television services and high-speed Internet access services in France. UPC Broadband France purchased Noos to achieve certain financial, operational and strategic benefits through the integration of Noos with its French operations and the creation of a platform for further growth and innovation in Paris and its remaining French systems. The preliminary purchase price for a 100% interest in Noos was approximately €623,450,000 ($758,547,000 at July 1, 2004), consisting of €529,929,000 ($644,761,000 at July 1, 2004) in cash, a 19.9% equity interest in UPC Broadband France valued at approximately €85,000,000 ($103,419,000 at July 1, 2004) and €8,521,000 ($10,367,000 at July 1, 2004) in direct acquisition costs. The preliminary purchase price and the value assigned to the 19.9% interest in UPC Broadband France are subject to a review of certain historical financial information of Noos and UPC Broadband France. In this regard, €100,000,000 ($121,669,000) of the cash consideration is being held in escrow pending final determination of the purchase price.

      UGC has accounted for this transaction as the acquisition of an 80.1% interest in Noos and the sale of a 19.9% interest in UPC Broadband France. Under the purchase method of accounting, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such identifiable net assets was allocated to goodwill. The preliminary fair values assigned to property and equipment and intangible assets, and the excess purchase price assigned to goodwill have been adjusted to give effect to UGC’s 80.1% ownership interest in Noos. The preliminary accounting for the Noos transaction, as reflected in these condensed consolidated financial statements, is subject to adjustment based upon the (i) final determination of the Noos purchase price and the value assigned to the 19.9% equity interest in UPC Broadband France and (ii) the final assessment of the fair values of Noos’ identifiable assets and liabilities. Such potential adjustments could result in significant changes to the preliminary accounting for the Noos transaction and to the impact of this transaction on our consolidated operating results.

      UGC has recorded a preliminary loss of $12,196,000 associated with the dilution of its ownership interest in UPC Broadband France as a result of the Noos transaction. Our $6,497,000 share of this loss is reflected as a reduction of additional paid-in capital in our condensed consolidated statement of stockholders’ equity.

      Suez’ 19.9% equity interest in UPC Broadband France consists of 85.0 million shares of Class B common stock of UPC Broadband France (the UPC Broadband France Class B Shares). Subject to the terms of a call

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option agreement, UPC France Holding BV (UPC France), the parent company of UPC Broadband France, has the right through June 30, 2005 to purchase from Suez all of the UPC Broadband France Class B Shares for €85,000,000 ($105,706,000), subject to adjustment, plus interest. The purchase price for the UPC Broadband France Class B Shares may be paid in cash, UGC Class A Common Stock or LMI Series A Common Stock. Subject to the terms of a put option, Suez may require UPC France to purchase the UPC Broadband France Class B Shares at specific times prior to or after the third, fourth or fifth anniversaries of the purchase date. UPC France will be required to pay the then fair market value, payable in cash or marketable securities, for the UPC Broadband France Class B Shares or assist Suez in obtaining an offer to purchase the UPC Broadband France Class B Shares. UPC France also has the option to purchase the UPC Broadband France Class B Shares from Suez shortly after the third, fourth or fifth anniversaries of the purchase date at the then fair market value in cash or marketable securities.

     Pro Forma Information

      The following unaudited pro forma information for the nine months ended September 30, 2004 and 2003 was prepared assuming we had acquired UGC, PHL and Noos on January 1, 2003. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the UGC, PHL and Noos acquisitions had occurred on January 1, 2003 (amounts in thousands, except per share amounts):

	Nine Months Ended
	September 30,

	2004	2003

Revenue	$2,098,644	1,771,957
Net loss	$(44,843)	(10,591)
Loss per share	$(0.28)	(0.07)

(6)	Stock-Based Compensation

      As a result of the spin off and related adjustments to Liberty’s stock incentive awards, options to acquire an aggregate of 1,759,247 shares (as adjusted) of LMI Series A Common Stock and 1,498,154 shares (as adjusted) of LMI Series B Common Stock were issued to our and Liberty’s employees. Consistent with Liberty’s accounting for the adjusted Liberty stock options and stock appreciation rights, we use variable-plan accounting to account for all LMI stock options issued as adjustments of Liberty’s stock incentive awards in connection with the spin off.

      In addition, options to acquire an aggregate of 453,206 shares (as adjusted) of LMI Series A Common Stock and 1,568,562 shares (as adjusted) of LMI Series B Common Stock were issued to LMI employees and directors. Prior to the LMI Rights Offering, we used fixed-plan accounting to account for these LMI stock options. As a result of the modification of certain terms of the LMI stock options that were outstanding at the time of the LMI Rights Offering, we began accounting for these LMI options as variable-plan options. Accordingly, all outstanding LMI stock options at September 30, 2004 are accounted for as variable-plan options.

      As a result of the spin off and the related issuance of options to acquire LMI Common Stock, certain persons who remained employees of Liberty immediately following the spin off hold options to purchase LMI Common Stock and certain persons who are our employees hold options, stock appreciation rights (SARs) and options with tandem SARs to purchase Liberty Common Stock. Pursuant to the Reorganization Agreement, we are responsible for all stock incentive awards related to LMI Common Stock and Liberty is responsible for all stock incentive awards related to Liberty Common Stock regardless of whether such stock incentive awards are held by our or Liberty’s employees. Notwithstanding the foregoing, our stock-based

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense is based on the stock incentive awards held by our employees regardless of whether such awards relate to LMI or Liberty Common Stock. Accordingly, any stock-based compensation that we record with respect to Liberty stock incentive awards is treated as a capital transaction with the offset to stock-based compensation expense reflected as an adjustment of additional paid-in capital.

      We apply the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for fixed and variable plan stock options. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options is recognized only if the current market price of the underlying stock exceeds the exercise price on the date of grant, in which case, compensation is recognized based on the percentage of options that are vested, and (ii) compensation for variable-plan options, including options granted in tandem with SARs, is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date.

      As a result of the modification of certain terms of UGC’s stock options in connection with its February 2004 rights offering, UGC began accounting for such options as variable-plan options. In addition, UGC also uses variable-plan accounting to account for its SARs. Substantially all of the stock-based compensation included in our condensed consolidated statements of operations for the nine months ended September 30, 2004 is attributable to UGC’s stock incentive awards.

      The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (Statement 123) to our outstanding options. As Statement 123 did not change the accounting for SARs, the pro forma adjustments included in the following table do not include amounts related to our calculation of compensation expense related to SARs or to options with tandem SARs (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net earnings (loss)	$74,365	9,051	(10,626)	26,352
Add stock-based compensation charges as determined under the intrinsic value method, net of taxes	2,541	—	39,973	—
Deduct stock-based compensation as determined under the fair value method, net of taxes	(4,172)	(208)	(45,421)	(624)

Pro forma net earnings (loss)	$72,734	8,843	(16,074)	25,728

Basic and diluted earnings (loss) from continuing operations per share:
As reported	$0.44	0.06	(0.07)	0.17

Pro forma	$0.43	0.06	(0.10)	0.17

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Investments in Affiliates Accounted for Using the Equity Method

      Our affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. The following table includes our carrying value and percentage ownership of certain of our investments in affiliates:

			December 31,
	September 30, 2004		2003

	Percentage	Carrying	Carrying
	ownership	amount	amount

	dollar amounts in thousands
J-COM	45%	$1,372,096	1,330,602
JPC	50%	266,917	259,571
Cordillera Comunicaciones Holding Limitada (Cordillera)	50%	47,054	52,223
Other	Various	254,305	98,156

		$1,940,372	1,740,552

      The following table reflects our share of earnings (losses) of affiliates including any other-than-temporary declines in value:

	Nine months ended
	September 30,

	2004	2003

	amounts in thousands
J-COM	$47,376	10,430
JPC	11,021	7,627
Cordillera	(7,842)	(5,749)
Other	3,963	(1,475)

	$54,518	10,833

J-COM

      J-COM was incorporated in 1995 to own and operate broadband businesses in Japan. At September 30, 2004, our company, Sumitomo Corporation (Sumitomo) and Microsoft Corporation (Microsoft) owned approximately 45%, 32% and 19% of J-COM, respectively. The functional currency of J-COM is the Japanese yen.

      On August 6, 2004, our company, Sumitomo, Microsoft and J-COM executed transactions that effectively resulted in the conversion of shareholder loans with an aggregate principal amount of ¥30,000,034,000 ($275,660,000 at August 6, 2004) to equity. Such amount includes ¥14,064,830,000 ($129,237,000 at August 6, 2004) of shareholder loans held by us that were converted to equity. Such conversions did not materially impact the J-COM ownership interests of our company, Sumitomo or Microsoft.

      At September 30, 2004, our investment in J-COM included ¥41,260,795,000 ($375,064,000) of shareholder loans to J-COM. Such loans are denominated in Japanese yen and bear interest at the 3-month Tokyo Interbank Offered Rate plus the applicable margin per annum (1.83% to 2.08% at September 30, 2004). Such shareholder loans, which are subordinated to J-COM’s third party indebtedness, are due and payable on February 6, 2011. During the nine months ended September 30, 2004 and 2003, we recognized interest income on the J-COM shareholder loans of $7,461,000 and $6,972,000, respectively. At Septem-

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ber 30, 2004, our other accumulated comprehensive loss account included foreign currency translation gains related to our loans to J-COM of $23,473,000, after deducting related deferred taxes of $13,050,000.

      In 2003, we purchased an 8% equity interest in J-COM from Sumitomo for $141,000,000 in cash, and we and Sumitomo each converted certain shareholder loans to equity interests in J-COM.

      Summarized financial information for J-COM is as follows:

	September 30,	December 31,
	2004	2003

	amounts in thousands
Financial Position
Investments	$55,563	52,962
Property and equipment, net	2,267,179	2,274,632
Intangible and other assets, net	1,622,479	1,601,596

Total assets	$3,945,221	3,929,190

Third party debt	$902,098	984,089
Due to LMI	375,064	492,639
Other shareholder loans	757,571	901,971
Other liabilities	637,281	637,434
Minority interest	8,713	11,794
Owners’ equity	1,264,494	901,263

Total liabilities and equity	$3,945,221	3,929,190

	Nine months ended
	September 30,

	2004	2003

	amounts in thousands
Results of Operations
Revenue	$1,090,476	885,517
Operating, selling, general and administrative expenses	(657,364)	(584,753)
Stock-based compensation	(636)	(825)
Depreciation and amortization	(263,844)	(222,272)

Operating income	168,632	77,667
Interest expense, net of interest income	(52,123)	(49,581)
Other, net	(12,028)	(3,925)

Net earnings	$104,481	24,161

JPC

      JPC, a joint venture formed in 1996 by our company and Sumitomo, is a programming company in Japan, which owns and invests in a variety of channels including Shop Channel. Our company and Sumitomo each own 50% of JPC. The functional currency of JPC is the Japanese yen.

      At September 30, 2004, our investment in JPC included ¥500,000,000 ($4,545,000) of shareholder loans to JPC. Such loans are denominated in Japanese yen and bear interest at variable rates (1.7% at September 30, 2004). Such shareholder loans are due and payable on July 25, 2008. During the nine months

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended September 30, 2004 and 2003, we recognized interest income on the JPC shareholder loans of $74,000 and $45,000, respectively.

      On April 22, 2004, JPC issued 24,000 shares of JPC ordinary shares to Sumitomo for ¥6 billion ($54,260,000 as of April 22, 2004). On April 26, 2004, JPC paid ¥3 billion ($27,677,000 as of April 26, 2004) to each of our company and Sumitomo to redeem 12,000 shares of JPC ordinary shares from each shareholder. On April 27, 2004, we transferred our 100% indirect ownership interest in Liberty J-Sports, Inc. (Liberty J-Sports), the owner of an indirect minority interest in J-SPORTS Broadcasting Corporation, to JPC in exchange for 24,000 ordinary shares of JPC valued at ¥6 billion ($54,805,000 as of April 27, 2004). We recognized a $25,256,000 gain on this transaction, representing the excess of the cash received from the earlier share redemption over 50% of our historical cost basis in Liberty J-Sports.

Cordillera

      We and CrístalChile Comunicaciones S.A. (CristalChile) each own 50% interests in Cordillera. Cordillera owns substantially all of the equity of Metrópolis-Intercom S.A. (Metropolis), a cable operator in Chile. We and CristalChile have entered into an agreement pursuant to which we each have agreed to use commercially reasonable efforts to merge Metropolis and VTR GlobalCom S.A. (VTR), a wholly-owned subsidiary of UGC that owns UGC’s Chilean operations. The merger is subject to certain conditions, including the execution of definitive agreements, Chilean regulatory approvals and the approval of the boards of directors of our company, CristalChile, VTR and UGC (including, in the case of UGC, the independent members of UGC’s board of directors) and the receipt of necessary third party approvals and waivers. If the proposed merger is consummated as originally contemplated, we would own a direct and indirect interest aggregating 80% of the voting and equity rights in the new entity, and CristalChile would own the remaining 20%. We would also receive a $100 million promissory note from the combined entity, which would bear interest at the London Interbank Offered Rate (LIBOR) plus 3% per annum and would be unsecured and subordinated to third party debt. In addition, CristalChile would have a put right which would allow CristalChile to require Liberty to purchase all, but not less than all, of its interest in the new entity for not less than $140 million on or after the first anniversary of the date on which Chilean regulatory approval of the merger is deemed to be received. We have agreed to assume and indemnify Liberty against this put obligation in connection with the spin off. If the merger does not occur, we and CristalChile have agreed to fund our pro rata share of a capital call sufficient to retire Metropolis’ local debt facility, which had an outstanding principal amount of Chilean pesos 34 billion ($55,652,000) at September 30, 2004. Subsequent to September 30, 2004, the Chilean regulatory authority approved the merger of VTR and Metropolis, subject to certain conditions. For additional information, see note 18.

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Other Investments

      The following table sets forth the carrying amount of our other investments:

	September 30,	December 31,
	2004	2003

	amounts in thousands
ABC Family	$406,688	—
Telewest Global, Inc., the successor to Telewest Communications plc (Telewest)	91,407	281,392
SBS Broadcasting S.A. (SBS)	201,960	—
News Corp.	157,096	—
Cable Partners Europe (CPE)	110,018	—
Sky Latin America	91,046	94,347
Other	10,519	74,395

Total other investments	$1,068,734	450,134

      Our investments in ABC Family, Telewest, SBS, News Corp. and CPE are all accounted for as available-for-sale securities.

ABC Family

      At September 30, 2004, we owned a 99.9% beneficial interest in 345,000 shares of the 9% Series A Preferred Stock of ABC Family with an aggregate liquidation value of $345 million. Liberty contributed this interest to our company in connection with the spin off. We recognized dividend income on the ABC Family preferred stock of $10,290,000 during the period from the Spin Off Date through September 30, 2004.

Telewest

      On July 19, 2004, our investment in Telewest Communications plc Senior Notes and Senior Discount Notes was converted into 18,417,883 shares or approximately 7.5% of the issued and outstanding common stock of Telewest. In connection with this transaction, we recognized a pre-tax gain of $168,301,000, representing the excess of the fair value of the Telewest common stock received over our cost basis in the Senior Notes and Senior Discount Notes. During the third quarter of 2004, we sold 10,551,509 of the acquired Telewest shares for aggregate cash proceeds of $121,459,000, resulting in a pre-tax loss of $17,821,000. In connection with the disposition of certain of these shares, we entered into a call agreement with respect to the 7,866,374 shares of Telewest common stock that we held at September 30, 2004. For additional information concerning this call agreement, see note 10. As we intend to dispose of our remaining Telewest shares during the fourth quarter of 2004, the $12,429,000 excess of the carrying value over the fair value of such shares as of September 30, 2004 is included in other-than-temporary declines in fair values of investments in our condensed consolidated statement of operations. Consistent with our classification of the Senior Notes and Senior Discount Notes and the Telewest common stock as available-for-sale securities, the above-described gains and losses were reflected as components of our accumulated other comprehensive loss account prior to their reclassification into our condensed consolidated statements of operations.

SBS

      At September 30, 2004, UGC owned 6,000,000 shares or approximately 19% of the outstanding shares of SBS, a European commercial television and radio broadcasting company.

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

News Corp.

      At September 30, 2004, we owned 10,000,000 shares of News Corp. Class A Common Stock. Liberty contributed these shares to us in connection with the spin off.

CPE

      At September 30, 2004, we owned certain debt of CPE and one of its two indirect majority-owned entities that collectively own a non-controlling ownership interest in Telenet Group Holdings NV (Telenet), a broadband cable operator in Belgium. Subsequent to September 30, 2004, we entered into an agreement to restructure our indirect investment in Telenet. For additional information, see note 18.

Sky Latin America

      We own a 10% equity interest in each of the entities that comprise Sky Latin America. Sky Latin America offers entertainment services via satellite to households through its owned and affiliated distribution platforms in Latin America. Subsequent to September 30, 2004, we executed certain transactions and agreements related to the sale of our interests in Sky Latin America. For additional information, see note 18.

(9)	Long-Lived Assets

Property and Equipment

      In the second quarter of 2004, UGC recorded a $16,623,000 impairment of certain tangible fixed assets associated with its telecommunications operations in Norway. The impairment assessment was triggered by competitive factors in 2004 that led to greater than expected price erosion and the inability to reach forecasted market share. Fair value of the tangible assets was estimated using discounted cash flow analysis, along with other available market data.

Goodwill

      Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

				Foreign currency
	January 1,			translation	September 30,
	2004	Acquisitions	Impairments	adjustments	2004

	amounts in thousands
UGC Broadband — The Netherlands	$670,576	—	—	(8,739)	661,837
UGC Broadband — France	—	51,270	—	1,135	52,405
UGC Broadband — Austria	452,012	—	—	(6,100)	445,912
UGC Broadband — Other Europe	467,615	—	—	11,581	479,196
UGC Broadband — Chile (VTR)	191,786	—	—	(4,755)	187,031
J-COM	203,000	—	—	—	203,000
All other	563,348	26,840	(26,000)	(1,431)	562,757

Total LMI	$2,548,337	78,110	(26,000)	(8,309)	2,592,138

      During the third quarter of 2004, we recorded a $26,000,000 impairment of certain enterprise level goodwill associated with one of our consolidated subsidiaries. The impairment assessment was triggered by our determination that it was more-likely-than-not that we will sell this subsidiary. Accordingly, the fair value

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to assess the recoverability of the enterprise level goodwill associated with this subsidiary was based on the value that we would expect to receive upon the sale of this subsidiary.

Intangible Assets Subject to Amortization, Net

      The details of our amortizable intangible assets are set forth below:

	September 30,	December 31,
	2004	2003

	amounts in thousands
Gross carrying amount
Customer relationships	$404,106	—
Other	15,357	6,083

	$419,463	6,083

Accumulated amortization
Customer relationships	$(48,826)	—
Other	(3,215)	(1,579)

	$(52,041)	(1,579)

Net carrying amount
Customer relationships	$355,280	—
Other	12,142	4,504

	$367,422	4,504

      Customer relationships are amortized over useful lives ranging from 4 to 10 years. Amortization of intangible assets with finite useful lives was $49,108,000 and $353,000 for the nine months ended September 30, 2004 and 2003, respectively. Based on our current amortizable intangible assets, we expect that amortization expense will be as follows for the remainder of 2004, the next four years and thereafter (amounts in thousands):

Remainder of 2004	$15,857
2005	72,162
2006	66,389
2007	64,523
2008	61,179
Thereafter	87,312

Total	$367,422

(10)	Derivative Instruments

Foreign Exchange Contracts

      We generally do not hedge our foreign currency exchange risk because of the long-term nature of our interests in foreign affiliates. However, in order to reduce our foreign currency exchange risk related to our investment in J-COM, we have entered into collar agreements with respect to ¥30 billion ($272,702,000). These collar agreements have a weighted average remaining term of approximately 4 months, an average call price of ¥106/U.S. dollar and an average put price of ¥112/U.S. dollar. We had also entered into forward sales

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts with respect to the Japanese yen. During the second quarter of 2004, we paid $10,593,000 to settle our yen forward sales contracts. As a result, we had no yen forward sales contracts outstanding at September 30, 2004. The net fair value of these collar agreements was a $541,000 asset at September 30, 2004.

Total Return Debt Swaps

      We have entered into total return debt swaps in connection with (i) bank debt of a subsidiary of United Pan-Europe Communications N.V., a subsidiary of UGC (UPC), and (ii) public debt of Cablevisión S.A. (Cablevision), the largest cable television company in Argentina, in terms of basic cable subscribers. Liberty currently owns an indirect 78.2% economic and non-voting interest in a limited liability company that owns 50% of the outstanding capital stock of Cablevision. Under the total return debt swaps, a counterparty purchases a specified amount of the underlying debt security for the benefit of our company. We have posted collateral with the counterparties equal to 30% of the counterparty’s purchase price for the purchased indebtedness of the UPC subsidiary and 90% of the counterparty’s purchase price for the purchased indebtedness of Cablevision. We record a derivative asset equal to the posted collateral and such asset is included in other assets in the accompanying condensed consolidated balance sheets. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying purchased indebtedness of the UPC subsidiary declines by 10% or more, we are required to post cash collateral for the decline, and we record an unrealized loss on derivative instruments. The cash collateral related to the UPC subsidiary indebtedness is further adjusted up or down for subsequent changes in the fair value of the underlying indebtedness or for foreign currency exchange rate movements involving the euro and U.S. dollar. At September 30, 2004, the aggregate purchase price of debt securities underlying our total return debt swap arrangements involving the indebtedness of the UPC subsidiary and Cablevision was $121,738,000. As of such date, we had posted cash collateral equal to $49,661,000. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $72,077,000. The aggregate principal amount of the UPC subsidiary indebtedness that is the subject of our total return debt swaps was approximately $108,904,000 at September 30, 2004. Accordingly, if at September 30, 2004, we had acquired the UPC subsidiary indebtedness pursuant to the total return swaps, our consolidated indebtedness at September 30, 2004 would have been reduced by $108,904,000. For additional information concerning the status of the Cablevision total return debt swap, see note 18.

UGC Interest Rate Swaps and Caps

      During the first and second quarters of 2004, UGC purchased interest rate caps for approximately $21,442,000 that capped the variable interest rate on notional amounts totaling €2.25 billion to €2.6 billion ($2.8 billion to $3.2 billion) at 3.0% and 4.0% for 2005 and 2006, respectively. During the first quarter of 2003, UGC purchased an interest rate cap that capped the variable interest rate at 3.0% on a notional amount of €2.7 billion ($3.4 billion) for 2003 and 2004. UGC has also entered into a cross currency and interest rate swap pursuant to which a notional amount of $347,500,000 was swapped at an average rate of €1.13 per U.S. dollar until July 2005, with the interest rate capped at 2.35%. At September 30, 2004, the fair value of the interest rate swap derivative contracts was a €31,053,000 ($38,618,000) liability and the fair value of the interest rate cap derivative contracts was a €4,344,000 ($5,402,000) asset.

Variable Forward Transaction

      Prior to the spin off, Liberty contributed to our company 10,000,000 shares of News Corp. Class A Common Stock, together with a related variable forward transaction. The forward, which expires on September 17, 2009, provides (i) us with the right to effectively require the counterparty to buy 10,000,000

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

News Corp. Class A Common Stock at a price of $15.72 per share, or an aggregate price of $157,200,000 (the Floor Price), and (ii) the counterparty with the effective right to require us to sell 10,000,000 shares of News Corp. Class A Common Stock at a price of $26.19 per share. The fair value of the forward was a $12,255,000 asset at September 30, 2004. At any time during the term of the forward, we can require the counterparty to advance the full Floor Price. Provided we do not draw an aggregate amount in excess of the present value of the Floor Price, as determined in accordance with the forward, we may elect to draw such amounts on a discounted or undiscounted basis. As long as the aggregate advances are not in excess of the present value of the Floor Price, undiscounted advances will bear interest at prevailing three-month LIBOR and discounted advances will not bear interest. Amounts advanced up to the present value of the Floor Price are secured by the underlying shares of News Corp. Class A Common Stock. If we elect to draw amounts in excess of the present value of the Floor Price, those amounts will be unsecured and will bear interest at a negotiated interest rate. During the third quarter of 2004, we received undiscounted advances aggregating $126,000,000 under the forward. Such advances were subsequently repaid during the quarter.

Call Agreement

      We have entered into a call agreement with respect to all of our remaining shares of Telewest. Pursuant to this call agreement, a counterparty has the right to purchase 7,866,374 shares of Telewest common stock at a price of $11.80 per share. The number of options subject to the call agreement will be reduced by 182,939 options on each of the 43 business days ending December 14, 2004. We reflect our obligation under the call agreement in our consolidated balance sheet at fair value ($188,000 liability at September 30, 2004).

Realized and Unrealized Gains (Losses) on Derivative Instruments

      Realized and unrealized gains (losses) on derivative instruments are comprised of the following amounts for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

	amounts in thousands
Foreign exchange derivatives	$1,858	(10,257)	8,074	(6,679)
Total return debt swaps	510	6,180	(1,001)	23,028
Variable forward transaction (News Corp. Class A Common Stock)	13,834	—	20,002	—
UGC interest rate swaps and caps	(16,838)	—	(14,512)	—
Other	1,829	(333)	3,655	(333)

Total	$1,193	(4,410)	16,218	16,016

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Debt

      The components of debt are as follows:

	September 30,	December 31,
	2004	2003

	amounts in thousands
UPC Distribution Bank Facility	$3,495,406	—
UGC Convertible Notes	621,813	—
Other UGC debt	169,252	—
Other subsidiary debt	62,391	54,126

Total debt	4,348,862	54,126
Less current maturities	(90,052)	(12,426)

Total long-term debt	$4,258,810	41,700

UPC Distribution Bank Facility

      The UPC Distribution Bank Facility, as refinanced in June 2004, provides for euro denominated borrowings by a UPC subsidiary under four different facilities aggregating €3,044 million ($3,786 million) and U.S. dollar denominated borrowings under a fifth facility aggregating $345,763,000. The following table presents certain terms of the UPC Distribution Bank Facility as of September 30, 2004 (dollars in thousands):

		U.S. dollar equivalent

			Amount		Repayment
	Facility (Description)	Availability	outstanding	Interest rate	dates

A	(Revolving credit facility)	$829,188	192,762	EURIBOR + 2.25% — 4%	June-06 through June-08
B	(Term loan)	1,568,524	1,568,524	EURIBOR + 2.25% — 4%	June-04 through June-08
C1	(Term loan)	117,554	117,554	EURIBOR + 5.5%	June-04 through March-09
C2	(Term loan)	345,763	345,763	LIBOR + 5.5%	June-04 through March-09
E	(Term loan)	1,270,803	1,270,803	EURIBOR + 3%	July-09

	Total	$4,131,832	3,495,406

      At September 30, 2004, the aggregate availability under the UPC Distribution Facility was €511,750,000 ($636,426,000). The UPC Distribution Bank Facility (i) provides for a commitment fee of 0.5% of unused borrowing availability, (ii) is secured by the assets of most of UPC’s majority-owned European cable operating companies and is senior to other long-term obligations of UPC and (iii) contains certain financial covenants and restrictions on UPC’s subsidiaries regarding payment of dividends, ability to incur additional indebtedness, disposition of assets, mergers and affiliated transactions. The weighted average interest rate on borrowings under the UPC Distribution Bank Facility was 6.2% for the nine months ended September 30,

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004. In June 2004, the UPC subsidiary borrowed approximately €1.0 billion ($1.2 billion) under Facility E, which was used to repay some of the indebtedness borrowed under the other facilities.

UGC Convertible Notes

      On April 6, 2004, UGC completed the offering and sale of €500 million ($622 million) 1 3/4% euro-denominated Convertible Senior Notes due April 15, 2024 (UGC Convertible Notes). Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior unsubordinated and unsecured indebtedness and rank senior in right of payment to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The UGC Convertible Notes will be convertible into shares of UGC Class A Common Stock at an initial conversion price of €9.7561 per share, which was equivalent to a conversion price of $12.00 per share on the date of issue, representing a conversion rate of 102.5 shares per €1,000 principal amount of the UGC Convertible Notes. On or after April 20, 2011, UGC has the right to redeem the UGC Convertible Notes, in whole or in part, at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. On April 15, 2011, April 15, 2014, and April 15, 2019, holders have the right to tender all or part of their UGC Convertible Notes to UGC for purchase in euros at 100% of the principal amount, plus accrued and unpaid interest. Holders may also similarly tender their UGC Convertible Notes to UGC in the event of a change in control, as defined in the related indenture. Holders may surrender their UGC Convertible Notes for conversion prior to maturity only if certain conditions are met.

Other UGC Debt

      UPC Polska, Inc. (UPC Polska) is an indirect subsidiary of UGC. On February 18, 2004, in connection with the consummation of UPC Polska’s plan of reorganization and emergence from its U.S. bankruptcy proceeding, third-party holders of UPC Polska Notes and other claimholders received a total of $87,361,000 in cash, $101,701,000 in new 9% UPC Polska Notes due 2007 and 2,011,813 shares of UGC Class A Common Stock in exchange for the cancellation of their claims. UGC recognized a gain of $31,916,000 from the extinguishment of the UPC Polska Notes and other liabilities subject to compromise, equal to the excess of their respective carrying amounts over the fair value of consideration given. During 2004, UPC Polska incurred costs associated with its reorganization aggregating $5,951,000. Such costs are included in other income (expense), net in the accompanying condensed consolidated statement of operations. On July 16, 2004, UGC redeemed the new 9% UPC Polska Notes due 2007 for a cash payment of $101,701,000.

Other Subsidiary Debt

      Other subsidiary debt includes bank borrowings of Puerto Rico Cable and Pramer. One of our subsidiaries posts cash collateral equal to the outstanding borrowings under the Puerto Rico Cable facility ($50,000,000 at September 30, 2004). Such cash collateral is included in other assets, net in the accompanying condensed consolidated financial statements.

      At September 30, 2004, Pramer’s U.S. dollar denominated bank borrowings aggregated $12,391,000. During 2002, following the devaluation of the Argentine peso, Pramer failed to make certain required payments due under its bank credit facility. Since that time, Pramer has been in technical default under its bank credit facility. However, the bank lenders have not provided notice of default or requested acceleration of the payments due under the facility. Pramer and the banks are negotiating the refinancing of this credit facility and all amounts due under this facility are classified as current in the accompanying condensed consolidated balance sheets.

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We believe that the fair value and the carrying value of our debt were approximately equal at September 30, 2004.

(12)	Old UGC Reorganization

      Old UGC, Inc. (Old UGC) is a wholly-owned subsidiary of UGC that owns VTR and an approximate 34% interest in Austar United Communications Ltd. Certain information concerning the consolidated operating performance and total assets of VTR are set forth in note 17. On January 12, 2004, Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On September 21, 2004, UGC and Old UGC filed with the Bankruptcy Court a plan of reorganization, which was subsequently amended on October 5, 2004. The plan of reorganization provides for the acquisition by Old UGC of $638,008,000 face amount of certain senior notes of Old UGC (Old UGC Senior Notes) held by UGC (following cancellation of certain offsetting obligations) for common stock of Old UGC and $599,173,000 face amount of Old UGC Senior Notes held by another consolidated subsidiary of UGC for preferred stock of Old UGC. Old UGC Senior Notes held by third parties ($24,627,000 face amount) would be left outstanding (after cure, through the repayment of approximately $5,125,000 in unpaid interest, and reinstatement). In addition, Old UGC will make a payment of approximately $3,131,000 in settlement of certain outstanding guarantee obligations. On November 10, 2004, the Bankruptcy Court entered an order confirming Old UGC’s plan of reorganization. With the exception of the $24,627,000 face amount of the Old UGC Senior Notes held by third parties, all of the remaining principal and interest due under the Old UGC Senior Notes is eliminated in consolidation.

      We and UGC continue to consolidate the financial position and results of operations of Old UGC while in bankruptcy, for the following primary reasons:

•	UGC is the sole shareholder and majority creditor of Old UGC (direct and indirect holder of 98% of the Old UGC Senior Notes);

•	UGC negotiated a restructuring agreement that provides for UGC to continue to be Old UGC’s controlling equity holder upon Old UGC’s emergence from bankruptcy; and

•	The bankruptcy proceedings are expected to be completed in less than one year.

      Liabilities subject to compromise related to Old UGC of $24,627,000 (representing the Old UGC Senior Notes) and $4,691,000 (representing interest on the Old UGC Senior Notes and other guarantees) are reflected in current portion of debt and accrued liabilities, respectively, in the accompanying condensed consolidated balance sheet at September 30, 2004.

(13)	Related Party Transactions

      During the 2004 period prior to the spin off, a subsidiary of our company borrowed $116,666,000 from Liberty pursuant to certain notes payable. Interest expense accrued on the amounts borrowed pursuant to such notes payable was $1,534,000 during the nine months ended September 30, 2004. In connection with the spin off, Liberty also entered into a Short-Term Credit Facility with us. Pursuant to the Short-Term Credit Facility, Liberty had agreed to make loans to us from time to time up to an aggregate principal amount of $383,334,000. Amounts borrowed under the Short-Term Credit Facility and the notes payable accrued interest at 6% per annum, compounded semi-annually, and were due and payable no later than March 31, 2005. During the third quarter of 2004, all amounts due to Liberty under the notes payable were repaid with proceeds from the LMI Rights Offering and the Short-Term Credit Facility was cancelled.

      For periods prior to the spin off, corporate expenses were allocated from Liberty to us based upon the cost of general and administrative services provided. We believe such allocations were reasonable and materially approximate the amount that we would have incurred on a stand-alone basis. Amounts allocated to us prior to

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the spin off pursuant to these arrangements aggregated $10,833,000 and $8,155,000 during the nine months ended September 30, 2004 and 2003, respectively. The 2004 amount includes costs associated with the spin off aggregating $2,952,000. Pursuant to the Reorganization Agreement, we and Liberty each agreed to pay 50% of such spin off costs. Excluding our share of such spin off costs, the intercompany amounts owed to Liberty as a result of these allocations were contributed to our equity in connection with the spin off. The amounts allocated by Liberty are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

      In connection with the spin off, we and Liberty entered into a Facilities and Services Agreement that sets forth the terms that will apply to services and other benefits to be provided by Liberty to us following the spin off. Pursuant to the Facilities and Services Agreement, Liberty provides us with office space and certain general and administrative services including legal, tax, accounting, treasury, engineering and investor relations support. We reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for our allocable portion of facilities costs and costs associated with any shared services or personnel. Amounts charged to us pursuant to this agreement aggregated $757,000 for the period from the Spin Off Date through September 30, 2004 and are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

      Under the Tax Sharing Agreement, Liberty will generally be responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes our company or one of its subsidiaries, on the one hand, and Liberty or one of its subsidiaries on the other hand, subject to certain limited exceptions. We will be responsible for all other taxes that are attributable to our company or one of its subsidiaries, whether accruing before, on or after the spin off. The Tax Sharing Agreement requires that we will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the spin off from qualifying as a tax-free transaction. Moreover, we will indemnify Liberty for any loss resulting from such action or failure to act, if such action or failure to act precludes the spin off from qualifying as a tax-free transaction.

      Prior to the Spin Off Date, LMI and its 80%-or-more-owned subsidiaries (the LMI Tax Group) were included in Liberty’s consolidated federal and state income tax returns. Accordingly, our income taxes during the periods prior to the Spin Off Date, included those items in Liberty’s consolidated tax returns applicable to the LMI Tax Group and any income taxes related to our consolidated foreign and domestic subsidiaries that were excluded from the consolidated federal and state income tax returns of Liberty.

      Prior to the spin off, Liberty transferred to our company a 25% ownership interest in two of Liberty’s aircraft. In connection with the transfer, we and Liberty entered into certain agreements pursuant to which, among other things, we and Liberty share the costs of Liberty’s flight department and the costs of maintaining and operating the jointly owned aircraft. Costs are allocated based upon either our actual usage or our ownership interest, depending on the type of costs. Amounts charged to us pursuant to these agreements aggregated $131,000 for the period from the Spin Off Date through September 30, 2004 and are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

      See note 2 for a description of the Reorganization Agreement between Liberty and our company.

      John C. Malone beneficially owns shares of Liberty Common Stock representing approximately 29.3% of Liberty’s voting power and beneficially owns shares of LMI Common Stock which may represent up to approximately 32.6% of the voting power in our company, assuming the exercise in full of certain compensatory options to acquire shares of LMI Series B Common Stock granted to Mr. Malone at the time of the spin off. In addition, six of our seven directors are also directors of Liberty. By virtue of Mr. Malone’s voting power in Liberty and our company, as well as his position as Chairman of the Board of Liberty and

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions as Chairman of the Board, President and Chief Executive Officer of our company, and the aforementioned common directors, Liberty may be deemed an affiliate of our company.

      In the normal course of business, Pramer provides programming and uplink services to equity method affiliates of LMI. Total revenue for such services from the LMI affiliates aggregated $157,000 and $545,000, for the nine months ended September 30, 2004 and 2003, respectively.

      In the normal course of business, Puerto Rico Cable purchases programming services from subsidiaries of Liberty. During the nine months ended September 30, 2004 and 2003, the charges for such services aggregated $397,000 and $532,000, respectively.

(14)	Transactions with Officers and Directors

VLG Acquisition Corp.

      Liberty owns a 78.2% economic and non-voting interest in VLG Argentina LLC, an entity that owns a 50% interest in Cablevision. VLG Acquisition Corp., an entity in which neither Liberty nor our company has any ownership interests, owns the remaining 21.8% economic interest and all of the voting power in VLG Argentina LLC. An executive officer and an officer of our company were shareholders of VLG Acquisition Corp. Prior to joining our company, they sold their equity interests in VLG Acquisition Corp. to the remaining shareholder, but each retained a contractual right to 33% of any proceeds in excess of $100,000 from the sale of VLG Acquisition Corp.’s interest in VLG Argentina LLC, or from distributions to VLG Acquisition Corp. by VLG Argentina LLC in connection with a sale of VLG Argentina LLC’s interest in Cablevision. Although we have no direct or indirect equity interest in Cablevision, we have the right and obligation to contribute $27,500,000 to Cablevision in exchange for newly issued Cablevision shares representing approximately 40.0% of Cablevision’s fully diluted equity in the event that Cablevision’s restructuring is approved in its current form. For additional information concerning our proposed participation in the Cablevision restructuring, see notes 15 and 18.

J-COM Ownership Interests

      Our interest in J-COM is held through five separate corporations, four of which are wholly owned. Several individuals, including two of our executive officers and one of our directors, own common stock representing an aggregate of 20% of the common equity in the fifth corporation, which owns an approximate 5.4% interest in J-COM. Compensation expense with respect to the interests held by the aforementioned executive officers and directors was $656,000 and $1,260,000 during the nine months ended September 30, 2004 and 2003, respectively.

(15)	Commitments and Contingencies

      Various partnerships and other affiliates of our company accounted for using the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities. Notwithstanding the foregoing, certain of our affiliates may require additional capital to finance their operating or investing activities. In addition, we are a party to stockholder and partnership agreements that provide for possible capital calls on stockholders and partners. In the event our affiliates require additional financing and we fail to meet a capital call, or other commitment to provide capital or loans to a particular company, such failure may have adverse consequences to our company. These consequences may include, among others, the dilution of our equity interest in that company, the forfeiture of our right to vote or exercise other rights, the right of the other stockholders or partners to force us to sell our interest at less than fair value, the forced dissolution of the company to which

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we have made the commitment or, in some instances, a breach of contract action for damages against us. Our ability to meet capital calls or other capital or loan commitments is subject to our ability to access cash.

      In addition to the foregoing, the agreement governing one of our affiliate investments contains a put-call arrangement whereby we could be required to purchase another investor’s ownership interest at fair value.

      For a description of certain put obligations that we assumed in connection with the Noos acquisition, see note 5. For a description of certain put obligations that we will assume in the event that the proposed restructuring of our indirect investment in Telenet closes, see note 18.

      In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable leases, programming contracts, purchases of customer premise equipment, construction activities, network maintenance, and upgrade and other commitments arising from our agreements with local franchise authorities.

      At September 30, 2004, Liberty guaranteed ¥13,620,821,000 ($123,814,000) of the bank debt of J-COM. Liberty’s guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2004 to 2019. In connection with the spin off, we have agreed to indemnify Liberty for any amounts Liberty is required to fund under these arrangements. During the nine months ended September 30, 2004 and 2003, we recognized income from J-COM guarantee fees aggregating $422,000 and $238,000, respectively.

      At September 30, 2004, we had severally guaranteed certain transponder and equipment lease obligations of Sky Latin America aggregating $92,950,000 and $3,407,000, respectively. Such amounts were not reflected in our condensed consolidated balance sheet at September 30, 2004. In connection with the execution of certain transactions and agreements subsequent to September 30, 2004, our guarantees of the obligations under these transponder leases were terminated and our guarantees of the obligations under these equipment leases will be terminated no later than December 31, 2004. For additional information, see note 18.

      As a result of the termination by Argentina of its decade-old currency peg in late 2001, Cablevision (consistent with other Argentine issuers) stopped servicing its U.S. dollar denominated debt in 2002, which it is currently seeking to restructure pursuant to an out of court reorganization agreement. That agreement has been submitted to Cablevision’s creditors for their consent, and a petition for its approval has been filed by Cablevision with a commercial court in Buenos Aires under Argentina’s bankruptcy laws. If the restructuring is approved in its current form, we would contribute to Cablevision $27,500,000, for which we would receive, after giving effect to a capital reduction pertaining to the current shareholders of Cablevision (including the entity in which Liberty has a 78.2% economic interest), approximately 40.0% of the equity of the restructured Cablevision. The proceeds of our cash contribution would be distributed as part of the consideration being offered to Cablevision’s creditors. No assurance can be given as to whether Cablevision’s restructuring plan will be accepted by the court. For information concerning the status of our rights and obligations under the restructuring agreement, see note 18.

      In 2000, certain of UGC’s subsidiaries pursued a transaction with Excite@Home, which if completed, would have merged UGC’s chello broadband subsidiary with Excite@Home’s international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, UGC received a complaint filed on September 26, 2003 by Frank Morrow, on behalf of the General Unsecured Creditors’ Liquidating Trust of At Home Corporation in the United States Bankruptcy Court for the Northern District of California, styled as In re At Home Corporation, Frank Morrow v. UnitedGlobalCom, Inc. et al. (Case No. 01-32495-TC). In general, the complaint alleges breach of contract and fiduciary duty by UGC and Old UGC. The action has been stayed by the Bankruptcy Court in the Old UGC bankruptcy proceedings. The plaintiff had filed a claim in the bankruptcy proceedings of approximately $2.2 billion. On September 16, 2004, the Bankruptcy Court held that the claim against Old UGC was estimated at zero. Although no assurance can be given, UGC believes

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the ultimate outcome of this matter will not have a material adverse effect on its financial position or results of operations.

      We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In our opinion, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(16)	Restructuring Charges

      A summary of UGC’s restructuring charge activity is set forth in the table below (amounts in thousands):

	Employee		Programming
	severance		and lease
	and	Office	contract
	termination	closures	termination	Other	Total

Restructuring liability as of January 1, 2004	$8,405	16,821	34,399	2,442	62,067
Restructuring charges	9,618	892	—	239	10,749
Cash paid	(5,236)	(4,182)	(3,372)	(685)	(13,475)
Foreign currency translation adjustments	16	(218)	913	(75)	636

Restructuring liability as of September 30, 2004	$12,803	13,313	31,940	1,921	59,977

Short-term portion	$5,554	4,707	3,907	217	14,385
Long-term portion	7,249	8,606	28,033	1,704	45,592

Total	$12,803	13,313	31,940	1,921	59,977

(17)	Information About Operating Segments

      We own a variety of international subsidiaries and investments that provide broadband distribution services and video programming services. We identify our reportable segments as (i) those consolidated subsidiaries that represent 10% or more of our revenue, operating cash flow (as defined below), or total assets, and (ii) those equity method affiliates where our investment or share of earnings or loss represents 10% of more of our total assets or pre-tax earnings (loss), respectively. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue, operating cash flow and revenue or sales per customer. In addition, we review non-financial measures such as subscriber growth and penetration, as appropriate.

      We define operating cash flow as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, impairment of long-lived assets, and restructuring charges). We believe this is an important indicator of the operational strength and performance of our businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. In this regard, we believe that operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our company and our reportable segments on an ongoing basis using criteria that is used by our internal decision makers. This measure of performance

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excludes stock-based compensation, depreciation and amortization, and impairment and restructuring charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

      For the nine months ended September 30, 2004, we have identified the following consolidated subsidiaries and equity method affiliates as our reportable segments:

•	UGC Broadband — The Netherlands
•	UGC Broadband — France
•	UGC Broadband — Austria
•	UGC Broadband — Other Europe
•	UGC Broadband — Chile (VTR)
•	J-COM

      UGC, a 53%-owned subsidiary of our company, is an international broadband communications provider of video, voice, and Internet services with operations in 14 countries. UGC’s operations are located primarily in Europe and Latin America. UGC Broadband — The Netherlands, UGC Broadband  — France and UGC Broadband — Austria represent UGC’s three largest operating segments in Europe in terms of revenue. UGC Broadband — Other Europe includes broadband operations in Norway, Sweden, Belgium, Hungary, Poland, Czech Republic, Slovak Republic, and Romania. None of the components of UGC Broadband — Other Europe constitute a reportable segment. UGC Broadband — Chile (VTR) represents UGC’s operating segment in Latin America. J-COM is a 45%-owned equity method affiliate that provides broadband communication services in Japan.

      The amounts presented below represent 100% of each business’ revenue and operating cash flow. These amounts are combined on an unconsolidated basis and are then adjusted to remove the amounts related to UGC during the 2003 period and J-COM during the 2004 and 2003 periods to arrive at the reported consolidated amounts. This presentation is designed to reflect the manner in which management reviews the operating performance of individual businesses regardless of whether the investment is accounted for as a consolidated subsidiary or an equity investment. It should be noted, however, that this presentation is not in accordance with GAAP since the results of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate.

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Measures

	Nine months ended September 30,

	2004		2003

		Operating		Operating
	Revenue	cash flow	Revenue	cash flow

	amounts in thousands
UGC Broadband — The Netherlands	$519,948	267,097	430,620	188,528
UGC Broadband — France	182,850	28,285	84,435	8,709
UGC Broadband — Austria	221,780	86,489	189,880	73,288
UGC Broadband — Other Europe	506,095	202,487	411,266	148,587
UGC Broadband — Chile (VTR)	216,537	74,942	161,667	47,884
J-COM	1,090,476	433,112	885,517	300,764
Corporate and all other	320,725	(4,064)	271,841	(10,335)
Elimination of intercompany transactions	(102,166)	—	(93,627)	—
Elimination of equity affiliates	(1,090,476)	(433,112)	(2,261,183)	(743,632)

Total consolidated LMI	$1,865,769	655,236	80,416	13,793

Total Assets

	September 30,	December 31,
	2004	2003

	amounts in thousands
UGC Broadband — The Netherlands	$1,884,074	2,493,134
UGC Broadband — France	1,125,815	274,180
UGC Broadband — Austria	753,982	700,209
UGC Broadband — Other Europe	1,507,968	1,845,202
UGC Broadband — Chile (VTR)	672,283	602,762
J-COM	3,945,221	3,929,190
Corporate and all other	6,686,470	4,871,221
Elimination of equity affiliates	(3,945,221)	(11,028,861)

Total consolidated LMI	$12,630,592	3,687,037

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes and minority interests:

	Nine months ended
	September 30,

	2004	2003

	amounts in thousands
Total segment operating cash flow	$655,236	13,793
Stock-based compensation credits (charges)	(66,120)	323
Depreciation and amortization	(696,624)	(11,139)
Impairment of long-lived assets	(42,623)	—
Restructuring charges	(10,749)	—

Operating income (loss)	(160,880)	2,977

Interest expense	(209,801)	(1,374)
Interest and dividend income	44,043	18,182
Share of earnings of affiliates, net	54,518	10,833
Realized and unrealized gains on derivative instruments, net	16,218	16,016
Foreign currency transaction gains (losses), net	(7,015)	4,654
Gain on exchange of investment securities	168,301	—
Other-than-temporary declines in fair values of investments	(15,115)	(5,612)
Gain on extinguishment of debt	35,787	—
Gains on dispositions of assets, net	12,632	3,847
Other income (expense), net	(9,088)	2,800

Earnings (loss) before income taxes and minority interests	$(70,400)	52,323

(18)	Subsequent Events

Sky Latin America Transaction

      In October 2004, we sold our interest in the Sky Multicountry DTH platform in exchange for reimbursement by the purchaser of $1,500,000 of funding provided by us in the previous few months and the release from certain guarantees described below. We were deemed to owe the purchaser $6,000,000 in respect of such platform, which amount was offset against a separate payment we received from the purchaser as explained below. We also agreed to sell our interest in the Sky Brasil DTH platform and granted the purchaser an option to purchase our interest in the Sky Mexico DTH platform.

      On October 28, 2004, we received $54,000,000 in cash from the purchaser, which consisted of $60,000,000 consideration payable for our Sky Brasil interest less the $6,000,000 we were deemed to owe the purchaser in respect of the Sky Multicountry DTH platform. The $60,000,000 is refundable by us if the Sky Brasil transaction is terminated. It may be terminated by us or the purchaser if it has not closed by October 8, 2007 or by the purchaser if certain conditions are incapable of being satisfied.

      We will receive $88,000,000 in cash upon the transfer of our Sky Mexico interest to the purchaser. The Sky Mexico interest will not be transferred until certain Mexican regulatory conditions are satisfied. If the purchaser does not exercise its option to purchase our Sky Mexico interest on or before October 8, 2006 (or in some cases an earlier date), then we have the right to require the purchaser to purchase our interest if certain conditions, including the absence of Mexican regulatory prohibition of the transaction, have been satisfied or waived.

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In light of the contingencies involved, we will not treat either of the Sky Mexico or Sky Brasil transactions as a sale for accounting purposes until such time as the necessary regulatory approvals are obtained and, in the case of Sky Mexico, the cash is received.

      In connection with these transactions our guarantees of the obligations of the Sky Multicountry, Sky Brasil and Sky Mexico platforms under certain transponder leases were terminated and our guarantees of obligations under certain equipment leases will be terminated no later than December 31, 2004. The buyer has agreed to indemnify us for any amounts we are required to pay under such equipment leases subsequent to the transaction date through the date that our guarantees are terminated.

CPE Transaction

      At September 30, 2004, LMI owned debt of CPE and one of its two indirect majority-owned entities (the InvestCos) that collectively own an 18.99% equity interest in Telenet. CPE owns its interests in the InvestCos through its 100% owned subsidiary, Callahan Associates Holdings Belgium (CAHB). In addition, CAHB holds call options expiring in August 2007 and August 2009 to purchase approximately 11.6% and 17.6%, respectively, of the outstanding equity of Telenet from existing third-party shareholders. On October 15, 2004, we entered into an agreement to restructure our indirect investment in Telenet. Pursuant to this agreement, we will transfer cash of approximately $137 million (including accrued interest through an assumed closing date of November 30, 2004) and our investment in the debt of one of the InvestCos to CAHB in exchange for 78.4% of the common interests and 100% of the Preferred A and Preferred B interests of CAHB. The Preferred A interest will have an initial liquidation value of $132 million and dividends will accrue at a rate of 16% per annum from May 1, 2004, payable in additional shares of Preferred A interests. The Preferred B interest will have a liquidation value of $15 million and no dividends will accrue on the Preferred B interest. CPE will own the remaining 21.6% common interest in CAHB. Most of the proceeds to be received by CAHB will, in turn, be distributed to CPE to be used to purchase the debt of CPE owned by our company at a purchase price approximately equal to our cost plus accrued interest. Upon the completion of the foregoing transactions, our net indirect investment in Telenet will increase by approximately $22 million. CAHB is a party to a shareholders agreement that controls the voting and disposition of 21.36% of the stock of Telenet, including the aggregate 18.99% interest owned by the InvestCos. The foregoing ownership structure will result in CAHB’s indirect ownership of an approximate 14% economic interest in Telenet. Due to certain veto rights we will hold with respect to Telenet, we expect to use the equity method to account for our indirect investment in Telenet.

      The agreement also provides that CPE will have the right to require our company to purchase its CAHB interest at fair value at any time after the third anniversary of closing.

      Subject to the satisfaction of certain conditions, including the receipt of required consents, the transactions contemplated by these arrangements are anticipated to be consummated during the fourth quarter of 2004.

Chilean Regulatory Approval of Merger of VTR and Metropolis

      As discussed in note 7, we and CristalChile have entered into an agreement pursuant to which we each have agreed to use commercially reasonable efforts to merge Metropolis and VTR. On October 25, 2004, the Chilean anti-trust tribunal (the Tribunal) approved a potential combination of VTR with Metropolis, subject to certain conditions. The decision of the Tribunal has been appealed to Chile’s Supreme Court by parties opposing the possible combination of VTR and Metropolis (the Appeal). UGC, CristalChile and we are (i) reviewing in detail the conditions imposed by the Tribunal and (ii) monitoring the Appeal, and (iii) engaging in discussions regarding the terms of the potential combination of VTR and Metropolis. The

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms of any such combination are subject to review and approval by a committee of UGC’s independent directors.

Cablevision Total Return Debt Swap

      Subsequent to September 30, 2004, the counterparty to the Cablevision total return debt swap, with our consent, entered into a participation agreement with a third party, which, if consummated, would result in the termination of our liability under this debt swap and the return of our collateral. For additional information concerning the Cablevision debt swap, see note 10.

Cablevision Restructuring

      As discussed in note 15, we have the right and obligation to contribute $27,500,000 to Cablevision in exchange for newly issued Cablevision shares representing approximately 40.0% of Cablevision’s fully diluted equity in the event that Cablevision’s restructuring is approved in its current form. Subsequent to September 30, 2004, we entered into an agreement, which, if consummated, would eliminate this right and obligation in exchange for cash consideration of approximately $40.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The capitalized terms used below have been defined in the notes to the accompanying condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LMC International (prior to June 7, 2004), LMI and its consolidated subsidiaries (on and subsequent to June 7, 2004) or both. Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2004.

      Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	economic and business conditions and industry trends in the countries in which we operate;

•	currency exchange risks;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in television viewing preferences and habits by our subscribers and potential subscribers;

•	consumer acceptance of existing service offerings, including our newer digital video, telephone and Internet access services

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer:

•	our ability to manage rapid technological changes, and grow our digital video, telephone and Internet access services:

•	spending on domestic and foreign television advertising;

•	the regulatory and competitive environment in the broadband communications and programming industries in the countries in which we operate;

•	continued consolidation of the foreign broadband distribution industry;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	the expanded deployment of personal video recorders and the impact on television advertising revenue;

•	rapid technological changes;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention which opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	conditions imposed by the Tribunal on the potential merger of VTR and Metropolis;

•	uncertainties associated with our ability and UGC’s ability to comply with the internal control requirements of the Sarbanes Oxley Act of 2002;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests; and

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world.

      You should be aware that the video, voice and Internet access services industries are changing rapidly, and, therefore, the forward-looking statements and statements of expectations, plans and intent herein are subject to a greater degree of risk than similar statements regarding certain other industries.

      These forward-looking statements and the risks, uncertainties and other factors listed above speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

      The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein.

Overview

      We own majority and minority interests in international broadband distribution and programming companies. On June 7, 2004, Liberty completed the spin off of LMI to Liberty’s shareholders. In connection with the spin off, holders of Liberty Common Stock on the June 1, 2004 Record Date received 0.05 of a share of LMI Series A Common Stock for each share of Liberty Series A Common Stock owned at 5:00 p.m. New York City time on the Record Date and 0.05 of a share of LMI Series B Common Stock for each share of Liberty Series B Common Stock owned at 5:00 p.m. New York City time on the Record Date. The spin off was intended to qualify as a tax-free spin off. For financial reporting purposes, the spin off is deemed to have occurred on June 1, 2004.

      Following the spin off, we and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other.

      Our operating subsidiaries and most significant equity method investments at September 30, 2004 are as follows:

      Operating subsidiaries:

Puerto Rico Cable
Pramer
PHL
UGC

      Significant equity method investments:

JPC
J-COM

      Our most significant subsidiary is UGC, an international broadband communications provider of video, voice, and Internet access services with operations in 11 European countries and three Latin American countries. UGC’s largest operating segments are located in The Netherlands, France, Austria and Chile. At September 30, 2004, we owned approximately 417 million shares of UGC Common Stock, representing an approximate 53% economic interest and a 90% voting interest. As further described in note 5 to the accompanying condensed consolidated financial statements, we began consolidating UGC on January 1, 2004. Prior to that date, we used the equity method to account for our investment in UGC. PHL and Puerto Rico Cable are wholly-owned subsidiaries that own and operate cable television systems in Ireland and Puerto Rico, respectively. As further described in note 5 to the accompanying condensed consolidated financial statements, we acquired PHL during the second quarter of 2004. Pramer is a wholly-owned Argentine programming company that supplies programming services to cable television and DTH satellite distributors in Latin America, Spain and some Spanish speaking markets in the United States. J-COM is a 45%-owned equity affiliate that owns and operates broadband distribution businesses in Japan. JPC is a 50%-owned affiliate that owns and invests in a variety of programming channels in Japan.

      We believe our primary opportunities in our international markets include continued growth in subscribers; increasing the average revenue per unit by continuing to rollout broadband communication services such as telephony, Internet access and digital video; developing foreign programming businesses; and maximizing operating efficiencies on a regional basis. Potential impediments to achieving these goals include increasing price competition for broadband services; competition from alternative video distribution technologies; and availability of sufficient capital to finance the rollout of new services.

Results of Operations

      Due to the January 1, 2004 change from the equity method to the consolidation method of accounting for our investment in UGC, our historical revenue and expenses for the three and nine months ended September 30, 2004 are not comparable to the corresponding prior year periods. Accordingly, in addition to a discussion of our historical results of operations, we have also included an analysis of our operating results based on the approach we use to analyze our reportable operating segments. As further described below, we believe that our operating segment discussion provides a more meaningful basis for comparing UGC’s operating results than does our historical discussion.

      Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments except Puerto Rico Cable have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro as over 50% of our U.S. dollar revenue during the nine months ended September 30, 2004 was derived from countries where the euro is the functional currency. In addition, our operating results are also significantly impacted by changes in the exchange rates for the Japanese yen, Chilean peso and, to a lesser degree, other local currencies in Europe.

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

      We incurred stock-based compensation expense of $13,377,000 and $66,120,000 during the three and nine months ended September 30, 2004, respectively. Substantially all of such amounts are attributable to UGC’s stock incentive awards. The nine-month amount includes a $50,409,000 first quarter charge to reflect a change from fixed-plan accounting to variable-plan accounting for all of UGC’s stock options. This change in accounting is attributable to adjustments to certain terms of such UGC options in connection with UGC’s February 2004 rights offering. The $13,377,000 expense during the three-month period is attributable primarily to an increase in the market price of the common stock underlying UGC’s variable-plan options and SARs. Compensation expense with respect to the LMI and Liberty stock incentive awards held by LMI employees was not significant during the 2004 and 2003 periods. However, similar to the accounting for UGC stock incentive awards, all of the LMI options and Liberty stock incentive awards held by LMI employees are accounted for as variable-plan stock incentive awards. As such, stock compensation expense with respect to

LMI and Liberty options held by LMI employees and UGC stock incentive awards held by UGC employees is subject to adjustment based on vesting schedules and the market value of the underlying common stock, and ultimately on the final determination of market value when the incentive awards are exercised.

      We recorded charges to reflect the impairment of long-lived assets of $16,623,000 and $26,000,000 during the second and third quarters of 2004, respectively. The third quarter charge of $26,000,000 is the result of our assessment of the recoverability of enterprise level goodwill that is associated with one of our consolidated subsidiaries. This assessment was triggered by our determination that it was more-likely-than-not that we will sell this subsidiary. The second quarter 2004 charge was recorded by UGC to write-down the long-lived assets of certain telecommunications operations in Norway. For additional information, see note 9 to the accompanying condensed consolidated financial statements.

      Interest and dividend income increased $12,532,000 and $25,861,000 during the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. In addition to the increases of $5,380,000 and $16,903,000, respectively, that are attributable to the January 1, 2004 consolidation of UGC, we also experienced an increase in interest and dividend income attributable to dividends on the ABC Family preferred stock that was contributed by Liberty to our company in connection with the spin off.

      Our share of earnings of affiliates increased $7,683,000 and $43,685,000 during the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Such increases primarily are attributable to increases in our share of the net earnings of J-COM and, to a lesser extent, JPC. The increase in J-COM’s net earnings is primarily attributable to revenue growth due to increases in the subscribers to J-COM’s telephone, Internet and cable television services. During the nine months ended September 30, 2003, we did not recognize our share of UGC’s losses as our investment in UGC previously had been reduced to zero and we had no commitment to make additional investments in UGC. For additional discussion of J-COM’s operating results, see “Discussion and Analysis of Reportable Segments” below.

      The details of our realized and unrealized gains (losses) on derivative instruments are as follows for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

	amounts in thousands
Foreign exchange derivatives	$1,858	(10,257)	8,074	(6,679)
Total return debt swaps	510	6,180	(1,001)	23,028
Variable forward transaction (News Corp. Class A Common Stock)	13,834	—	20,002	—
UGC interest rate swaps and caps	(16,838)	—	(14,512)	—
Other	1,829	(333)	3,655	(333)

	$1,193	(4,410)	16,218	16,016

      The details of our foreign currency transaction gains (losses) are as follows for the indicated periods.

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

	amounts in thousands
U.S. dollar debt issued by UGC’s European subsidiaries	$(7,525)	—	(7,525)	—
Intercompany notes denominated in a currency other than the entities’ functional currency	27,628	—	24,808	—
U.S. dollar debt issued and cash held by VTR	2,401	—	(2,493)	—
Euro denominated debt issued by the parent company of UGC	(11,982)	—	(17,218)	—
Euro denominated cash held by the parent company of UGC	6,845	—	(4,580)	—
U.S. dollar denominated debt issued by Pramer	126	(309)	472	3,458
Other	4,395	772	(479)	1,196

	$21,888	463	(7,015)	4,654

      We recognized a $168,301,000 pre-tax gain on the exchange of investment securities during the third quarter of 2004. This gain, which is attributable to the July 19, 2004 conversion of our investment in Telewest Communications plc Senior Notes and Senior Discount Notes into 18,417,883 shares or approximately 7.5% of the issued and outstanding common stock of Telewest, represents the excess of the fair value of the Telewest common stock received over our cost basis in the Senior Notes and Senior Discount Notes.

      We recognized other-than-temporary declines in fair values of investments of $15,115,000 and $5,612,000 during the nine months ended September 30, 2004 and 2003, respectively. The 2004 amount includes $12,429,000 representing the excess of the carrying cost over the fair value of the Telewest shares held by our company at September 30, 2004. We considered such excess to be other-than-temporary as we intend to dispose of our remaining Telewest shares during the fourth quarter of 2004.

      We recognized gains (losses) on dispositions of assets of ($12,092,000) and $12,632,000 during the three and nine months ended September 30, 2004. The $12,029,000 loss during the three-month period includes a $17,281,000 loss on the disposition of 10,551,509 Telewest shares and a $6,878,000 gain associated with the redemption of our investment in certain bonds. During the nine-month period, the net impact of these transactions was more than offset by a $25,256,000 gain that we recognized during the second quarter of 2004 in connection with the contribution to JPC of certain indirect interests in an equity method affiliate. For additional information concerning this transaction, see note 7 to the accompanying condensed consolidated financial statements.

      During the nine months ended September 30, 2004, we recognized a $35,787,000 gain on extinguishment of debt. Such gain primarily relates to the $31,916,000 gain recognized by UGC in connection with the first quarter 2004 consummation of UPC Polska’s plan of reorganization and emergence from U.S. bankruptcy proceedings. For additional information, see note 11 to the accompanying condensed consolidated financial statements.

      We recognized income tax expense of $91,027,000 and $25,999,000 during the nine months ended September 30, 2004 and 2003, respectively. The 2004 amount differs from the amount that would have resulted from the application of statutory tax rates due primarily to (i) increases in the valuation allowances provided against our net operating loss carryforwards and other deferred tax assets and (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans and investments. The effect of these items was partially offset by a $22,914,000 deferred tax benefit that we recorded during the third quarter of 2004 to reflect a reduction in the estimated blended state tax rate used to compute our net deferred tax liabilities. Such reduction represents a change in estimate that resulted from our re-evaluation of this rate upon our becoming a separate tax paying entity in connection with the spin off. The difference between the actual and expected rate during the nine months ended September 30, 2003 is primarily attributable to foreign income that is taxed at a higher rate than the federal statutory rate.

Discussion and Analysis of Reportable Segments

      For purposes of evaluating the performance of our operating segments, we compare and analyze 100% of the revenue and operating cash flow of our reportable operating segments regardless of whether we use the consolidation or equity method to account for such reportable segments. Accordingly, in the following tables, we have presented 100% of the revenue, operating expenses, SG&A expenses and operating cash flow of our reportable segments, notwithstanding the fact that we used the equity method to account for (i) UGC during the 2003 periods and (ii) our 45% investment in J-COM for all periods presented. The revenue, operating expenses, SG&A expenses and operating cash flow of UGC for the 2003 periods and J-COM for all periods presented are then eliminated to arrive at the reported amounts. It should be noted, however, that this presentation is not in accordance with GAAP since the results of operations of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate. For additional information concerning our operating segments, including a discussion of our performance measures and a reconciliation of operating cash flow to pre-tax earnings (loss), see note 17 to the accompanying condensed consolidated financial statements.

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

      The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses) as well as an analysis of operating cash flow by operating segment for the three and nine months ended September 30, 2004, as compared to the corresponding prior year periods. In each case, the tables present (i) the amounts reported by each of our operating segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period, and (iii) the U.S. dollar equivalent of the change and the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the 2004 and 2003 periods.

      UPC Broadband France acquired Noos on July 1, 2004. Accordingly, increases in the amounts presented for UGC Broadband — France during the three and nine months ended September 30, 2004, as compared to the corresponding prior year periods, are primarily attributable to the Noos acquisition. For additional information concerning the Noos acquisition, see note 5 to the accompanying condensed consolidated financial statements.

Revenue of our Reportable Segments

      An analysis of the revenue of our reportable segments for the indicated periods is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,

					Increase (decrease)
			Increase (decrease)		excluding FX

	2004	2003	$	%	$	%

UGC Broadband — The Netherlands	$178,996	150,838	28,158	18.7%	14,028	9.3%
UGC Broadband — France	120,591	29,744	90,847	305.4%	88,329	296.0%
UGC Broadband — Austria	72,482	65,085	7,397	11.4%	1,692	2.6%
UGC Broadband — Other Europe	173,587	137,285	36,302	26.4%	21,041	15.3%

UGC Broadband — Total Europe	545,656	382,952	162,704	42.5%	125,090	32.7%
UGC Broadband — Chile (VTR)	75,096	58,608	16,488	28.1%	9,436	16.1%
J-COM	367,062	312,929	54,133	17.3%	32,667	10.4%
Corporate and all other	123,341	94,167	29,174	31.0%	23,872	25.4%
Elimination of intercompany transactions	(35,286)	(33,261)	(2,025)	N.M.	N.M.	N.M.
Elimination of equity affiliates	(367,062)	(787,444)	420,382	N.M.	N.M.	N.M.

Total consolidated LMI	$708,807	27,951	680,856	N.M.	N.M.	N.M.

	Nine Months Ended September 30,

					Increase (decrease)
			Increase (decrease)		excluding FX

	2004	2003	$	%	$	%

UGC Broadband — The Netherlands	$519,948	430,620	89,328	20.7%	41,340	9.6%
UGC Broadband — France	182,850	84,435	98,415	116.6%	89,699	106.2%
UGC Broadband — Austria	221,780	189,880	31,900	16.8%	11,393	6.0%
UGC Broadband — Other Europe	506,095	411,266	94,829	23.1%	61,069	14.8%

UGC Broadband — Total Europe	1,430,673	1,116,201	314,472	28.2%	203,501	18.2%
UGC Broadband — Chile (VTR)	216,537	161,667	54,870	33.9%	25,382	15.7%
J-COM	1,090,476	885,517	204,959	23.1%	116,108	13.1%
Corporate and all other	320,725	271,841	48,884	18.0%	30,173	11.1%
Elimination of intercompany transactions	(102,166)	(93,627)	(8,539)	N.M.	N.M.	N.M.
Elimination of equity affiliates	(1,090,476)	(2,261,183)	1,170,707	N.M.	N.M.	N.M.

Total consolidated LMI	$1,865,769	80,416	1,785,353	N.M.	N.M.	N.M.

N.M. — Not Meaningful

      UGC Broadband — The Netherlands. UGC Broadband — The Netherlands’ revenue increased 18.7% and 20.7% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange fluctuations, such increases were 9.3% and 9.6%, respectively. The majority of the increases in local currency revenue are attributable to increases in the average revenue per RGU (ARPU). ARPU increased 6.9% and 8.7% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods, primarily due to rate increases in cable television services and the impact of the increased penetration of broadband Internet services, offset by reduced tariffs for telephone services as lower outbound interconnect rates were passed through to the consumer to maintain the product at a competitive level in the market. Growth in overall average RGUs of 2.2% and 0.8% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods, provided the remainder of the increase in revenue. The growth in average RGUs resulted primarily from the continued successful sale of broadband Internet services, as broadband Internet subscribers increased 20.5% from September 30, 2003 to September 30, 2004. UGC previously announced that it would increase rates for analog video customers in The Netherlands towards a standard rate, effective January 1, 2004. As previously reported, UGC has been enjoined from, or has voluntarily waived, implementing these rate increases in certain cities within The Netherlands. Thus far, UGC has reached agreement with a majority of these municipalities, including the municipality of Amsterdam, allowing UGC to increase its cable tariffs to a standard rate through the course of the year. UGC is currently negotiating with other municipalities and expects a satisfactory resolution.

      UGC Broadband — Austria. UGC Broadband — Austria revenue increased 11.4% and 16.8% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange fluctuations, such increases were 2.6% and 6.0%, respectively. These local currency increases are primarily attributable to an overall average RGU increase of 3.6% and 3.8% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Internet subscriber growth of 16.3% from September 30, 2003 to September 30, 2004 was the major contributor to these RGU increases. ARPU decreased 1.0% for the three months ended September 30, 2004, and increased 2.1% for the nine months ended September 30, 2004, as compared to the corresponding prior year periods. The 1.0% decline in ARPU during the three-month period resulted primarily from reduced outbound telephone traffic as more customers migrate from dial-up Internet services to broadband Internet access and from fixed-line telephone usage to cellular phone usage. The movement of some broadband Internet subscribers to lower-tier services also contributed to the decrease in ARPU during the three-month period. The 2.1% increase in ARPU during the nine-month period is due to increased penetration of broadband Internet services.

      UGC Broadband — France. UGC Broadband — France revenue increased 305.4% and 116.6% during the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Such increases primarily reflect the July 1, 2004 acquisition of Noos. Excluding the effects of the Noos acquisition and foreign exchange fluctuations, UGC Broadband — France revenue decreased 1.2% for the three months ended September 30, 2004 and increased 1.2% for the nine months ended September 30, 2004, as compared to the corresponding prior year periods. Such fluctuations are due to decreases in ARPU that were largely offset by increases in RGUs. ARPU decreased 11.5% and 6.3% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year period, primarily due to the effects of (i) an eight-fold increase in digital television subscribers from September 30, 2003 to September 30, 2004 (as the incremental revenue increase from a digital customer does not offset the impact of an additional RGU in the ARPU calculation), (ii) lower tariffs from telephone services, as lower outbound interconnect rates were passed through to the customer to maintain the service at a competitive level in the market, and (iii) reduced outbound telephone traffic as more customers migrate from dial-up Internet access to broadband Internet access and from fixed-line telephone usage to cellular phone usage. These ARPU decreases were offset by an increase in average RGUs of 11.7% and 8.0% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year, Such RGU increases primarily are attributable to growth in digital television and broadband Internet services.

      UGC Broadband — Other Europe. UGC Broadband — Other Europe includes broadband operations in Norway, Sweden, Belgium, Hungary, Poland, Czech Republic, Slovak Republic, and Romania. UGC Broadband — Other Europe revenue increased 26.4% and 23.1% during the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange fluctuations, such increases were 15.3% and 14.8%, respectively. The local currency revenue increases during the three-month and nine month-periods are attributable to increases in ARPU of

10.7% and 10.1%, respectively, and increases in average RGUs of 4.1% and 4.2%, respectively. Such RGU and ARPU increases are primarily attributable to increased penetration of broadband Internet access services.

      UGC Broadband — Chile (VTR). UGC Broadband — Chile revenue increased 28.1% and 33.9% during the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange fluctuations, such increases were 16.1% and 15.7%, respectively. The revenue increases in the local currency are due primarily to growth in average RGUs of 14.0% and 15.0% during the three and nine months ended September 30, 2004, as compared to the corresponding prior year periods. The increases in average RGUs are due primarily to the continued successful sale of analog cable television services, broadband Internet services and telephone services through improved direct sales and mass marketing initiatives. Reduced subscriber churn also contributed to the RGU increases. ARPU remained relatively flat from period to period due primarily to significant competition in UGC Broadband — Chile’s markets.

      J-COM. J-COM’s revenue increased 17.3% and 23.1% during the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange fluctuations, such increases were 10.4% and 13.1%, respectively. The local currency increases are primarily attributable to a 17.1% increase in subscribers from September 30, 2003 to September 30, 2004. Most of this subscriber increase is attributable to growth within J-COM’s telephony and Internet access services. An increase in average revenue per household per month of 4% during the nine months ended September 30, 2004, as compared to the corresponding prior year period, also contributed to the increase in local currency revenue. The increases in average revenue per household per month is primarily attributable to the full-year effect of cable television service price increases implemented during 2003 and increased penetration of J-COM’s higher-priced broadband Internet service. These factors were somewhat offset by a reduction in the price for J-COM’s lower-priced broadband Internet service and a decrease in customer call volumes for J-COM’s telephone service.

Operating Expenses of our Reportable Segments

      An analysis of the operating expenses of our reportable segments for the indicated periods is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,

					Increase
					(decrease)
			Increase (decrease)		excluding FX

	2004	2003	$	%	$	%

UGC Broadband — The Netherlands	$60,241	48,100	12,141	25.2%	7,407	15.4%
UGC Broadband — France	69,571	16,368	53,203	325.0%	51,722	315.8%
UGC Broadband — Austria	30,353	28,844	1,509	5.2%	(894)	(3.1)%
UGC Broadband — Other Europe	76,156	64,308	11,848	18.4%	6,191	9.6%

UGC Broadband — Total Europe	236,321	157,620	78,701	49.9%	64,426	40.9%
UGC Broadband — Chile (VTR)	24,107	20,342	3,765	18.5%	1,505	7.4%
J-COM	122,151	109,488	12,663	11.6%	5,519	5.0%
Corporate and all other	53,222	52,281	941	1.8%	(1,817)	(3.5)%
Elimination of Intercompany transactions	(32,752)	(30,697)	(2,055)	N.M.	N.M.	N.M.
Elimination of Equity Affiliates	(122,151)	(295,894)	173,743	N.M.	N.M.	N.M.

Total consolidated LMI	$280,898	13,140	267,758	N.M.	N.M.	N.M.

	Nine Months Ended September 30,

					Increase (decrease)
			Increase (decrease)		excluding FX

	2004	2003	$	%	$	%

UGC Broadband — The Netherlands	$175,810	170,123	5,687	3.3%	(10,548)	(6.2)%
UGC Broadband — France	106,078	51,224	54,854	107.1%	49,727	98.8%
UGC Broadband — Austria	98,226	85,758	12,468	14.5%	3,345	3.9%
UGC Broadband — Other Europe	224,831	191,994	32,837	17.1%	19,035	9.9%

UGC Broadband — Total Europe	604,945	499,099	105,846	21.2%	61,559	12.3%
UGC Broadband — Chile (VTR)	69,142	58,872	10,270	17.4%	765	1.3%
J-COM	361,884	310,539	51,345	16.5%	21,859	7.0%
Corporate and all other	148,629	139,449	9,180	6.6%	(169)	N.M.
Elimination of Intercompany transactions	(94,293)	(86,301)	(7,992)	N.M.	N.M.	N.M.
Elimination of equity affiliates	(361,884)	(884,933)	523,049	N.M.	N.M.	N.M.

Total consolidated LMI	$728,423	36,725	691,698	N.M.	N.M.	N.M.

N.M. — Not Meaningful

      General. Operating expenses include programming, broadcasting, content, network operations, customer operations, customer care, and other direct costs. Programming costs are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins.

      UGC Broadband — Total Europe. Operating expenses for UGC Broadband — Total Europe increased 49.9% and 21.2% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange fluctuations and the Noos acquisition, operating expenses increased 8.6% and 2.1%, respectively, primarily due to (i) increases in direct programming costs related to subscriber growth and, in certain markets, an increase in channels on the analog and digital platforms, (ii) increased customer operation expense as a result of higher numbers of new and reconnecting subscribers, (iii) increased network operations costs for broadband Internet access services as a result of subscriber growth, (iv) normal annual wage and cost increases, (v) increases in customer care expense, reflecting increased call volumes due to RGU growth and new systems in certain locations, (vi) increases in the amounts effectively paid to suppliers in Poland due to the elimination of value added tax during 2004 (which tax was recoverable prior to its elimination) without corresponding decreases to the prices paid to suppliers and (vii) an increase during the three-month period due to a one-time credit that was included in The Netherlands’ operating expenses during the third quarter of 2003. These increases were partially offset by decreases in operating expenses resulting from (i) improved cost controls across all aspects of the business, including more effective procurement of support services, lower billing and collections charges and the increasing operational leverage of the business, and (ii) cost savings in The Netherlands through a restructuring plan implemented in the second quarter of 2004 whereby the management structure was changed from a three-region model to a centralized management organization.

      UGC Broadband — Chile (VTR). UGC Broadband — Chile operating expenses increased 18.5% and 17.4% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange fluctuations, such increases were 7.4% and 1.3%, respectively. The local currency increases primarily are due to (i) an increase in programming costs driven by RGU growth, (ii) an increase in access charges and international bandwidth costs, and (iii) an increase in the cost of technical services.

      J-COM. J-COM operating expenses increased 11.6% and 16.5% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange fluctuations, such increases were 5.0% and 7.0%, respectively. These local currency increases primarily are due to an increase in programming costs as a result of subscriber growth and improved service offerings. Increases in network maintenance and technical support costs associated with the expansion of J-COM’s network also contributed to the increases.

SG&A Expenses of our Reportable Segments

      An analysis of the SG&A expenses of our reportable segments for the indicated periods is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,

					Increase (decrease)
			Increase (decrease)		excluding FX

	2004	2003	$	%	$	%

UGC Broadband — The Netherlands	$25,159	24,130	1,029	4.3%	(925)	(3.8)%
UGC Broadband — France	28,298	7,725	20,573	266.3%	19,960	258.4%
UGC Broadband — Austria	13,908	10,411	3,497	33.6%	2,354	22.6%
UGC Broadband — Other Europe	27,269	23,219	4,050	17.4%	2,418	10.4%

UGC Broadband — Total Europe	94,634	65,485	29,149	44.5%	23,807	36.4%
UGC Broadband — Chile (VTR)	25,064	19,337	5,727	29.6%	3,331	17.2%
J-COM	98,472	93,177	5,295	5.7%	(374)	N.M.
Corporate and all other	58,990	44,936	14,054	31.3%	11,349	25.3%
Elimination of Intercompany transactions	(2,534)	(2,564)	30	N.M.	N.M.	N.M.
Elimination of equity affiliates	(98,472)	(209,920)	111,448	N.M.	N.M.	N.M.

Total consolidated LMI	$176,154	10,451	165,703	N.M.	N.M.	N.M.

	Nine Months Ended September 30,

					Increase
					(decrease)
			Increase (decrease)		excluding FX

	2004	2003	$	%	$	%

UGC Broadband — The Netherlands	$77,041	71,969	5,072	7.0%	(2,408)	(3.3)%
UGC Broadband — France	48,487	24,502	23,985	97.9%	21,350	87.1%
UGC Broadband — Austria	37,065	30,834	6,231	20.2%	2,698	8.8%
UGC Broadband — Other Europe	78,777	70,685	8,092	11.4%	1,909	3.4%

UGC Broadband — Total Europe	241,370	197,990	43,380	21.9%	23,549	11.9%
UGC Broadband — Chile (VTR)	72,453	54,911	17,542	31.9%	7,618	13.9%
J-COM	295,480	274,214	21,266	7.8%	(2,809)	(1.0)%
Corporate and all other	176,160	142,727	33,433	23.4%	23,323	16.4%
Elimination of Intercompany transactions	(7,873)	(7,326)	(547)	N.M.	N.M.	N.M.
Elimination of equity affiliates	(295,480)	(632,618)	337,138	N.M.	N.M.	N.M.

Total consolidated LMI	$482,110	29,898	452,212	N.M.	N.M.	N.M.

N.M. — Not Meaningful

      General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses.

      UGC Broadband — Total Europe. — UGC Broadband — Total Europe SG&A expenses increased 44.5% and 21.9% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange fluctuations and the Noos acquisition, SG&A increased 5.7% and 1.8%, respectively. These local currency increases primarily are due to (i) increased marketing expenditures to support subscriber growth and new digital programming services, (ii) normal annual wage and cost increases, (iii) increased consulting and other information technology support costs associated with the implementation of new customer care systems in several countries and UGC’s subscriber management system in Austria, and (iv) higher legal, accounting and other professional advisory fees due, in part, to requirements of the Sarbanes-Oxley Act of 2002. These increases were largely offset by improved cost controls across all aspects of the business and cost savings resulting from The Netherlands’ restructuring that was implemented during the second quarter of 2004, as mentioned above.

      UGC Broadband — Chile (VTR) — UGC Broadband — Chile SG&A expenses increased 29.6% and 31.9% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange fluctuations, such increases were 17.2% and 13.9%, respectively. These local currency increases primarily are due to (i) normal annual wage and cost increases, (ii) an increase in commissions and marketing expense as a result of increased competition, and (ii) higher legal, accounting and other professional advisory fees due in part to requirements of the Sarbanes-Oxley Act of 2002.

      J-COM. J-COM SG&A expenses increased 5.7% and 7.8% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Excluding the effects of foreign exchange fluctuations, J-COM SG&A expenses remained relatively constant over the 2004 and 2003 periods, as the effect of reduced marketing personnel and advertising and promotion costs was offset by increased labor and other overhead costs associated primarily with increases in J-COM’s customers.

Operating Cash Flow of our Reportable Segments

      An analysis of the operating cash flow of our reportable segments for the indicated periods is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,

					Increase (decrease)
			Increased (decrease)		excluding FX

	2004	2003	$	%	$	%

UGC Broadband — The Netherlands	$93,596	78,608	14,988	19.1%	7,546	9.6%
UGC Broadband — France	22,722	5,651	17,071	302.1%	16,647	294.6%
UGC Broadband — Austria	28,221	25,830	2,391	9.3%	232	0.9%
UGC Broadband — Other Europe	70,162	49,758	20,404	41.0%	12,432	25.0%

UGC Broadband — Total Europe	214,701	159,847	54,854	34.3%	36,857	23.1%
UGC Broadband — Chile (VTR)	25,925	18,929	6,996	37.0%	4,600	24.3%
J-COM	146,439	110,264	36,175	32.8%	27,522	25.0%
Corporate and all other	11,129	(3,050)	14,179	N.M.	14,340	N.M.
Elimination of equity affiliates	(146,439)	(281,630)	135,191	N.M.	N.M.	N.M.

Total consolidated LMI	$251,755	4,360	247,395	N.M.	N.M.	N.M.

	Nine Months Ended September 30,

					Increase (decrease)
			Increased (decrease)		excluding FX

	2004	2003	$	%	$	%

UGC Broadband — The Netherlands	$267,097	188,528	78,569	41.7%	54,296	28.8%
UGC Broadband — France	28,285	8,709	19,576	224.8%	18,622	213.0%
UGC Broadband — Austria	86,489	73,288	13,201	18.0%	5,350	7.3%
UGC Broadband — Other Europe	202,487	148,587	53,900	36.3%	40,125	27.0%

UGC Broadband — Total Europe	584,358	419,112	165,248	39.4%	118,393	28.2%
UGC Broadband — Chile (VTR)	74,942	47,884	27,058	56.5%	16,999	35.5%
J-COM	433,112	300,764	132,348	44.0%	97,058	32.3%
Corporate and all other	(4,064)	(10,335)	6,271	60.7%	7,019	68.9%
Elimination of equity affiliates	(433,112)	(743,632)	310,520	N.M.	N.M.	N.M.

Total consolidated LMI	$655,236	13,793	641,443	N.M.	N.M.	N.M.

N.M. — Not Meaningful

      For explanations of the factors contributing to the changes in operating cash flow, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.

Liquidity and Capital Resources

Sources and Uses of Cash

      Prior to the spin off, cash transfers from Liberty represented our primary source of funds. Due to the spin off, cash transfers from Liberty no longer represent a source of liquidity for us. Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, we generally are not entitled to the resources of our operating subsidiaries or business affiliates. In this regard, we and each of our subsidiaries perform separate assessments of our respective liquidity needs. Accordingly, the current and future liquidity of our corporate and subsidiary operations is discussed separately below. Following the discussion of our sources and uses of liquidity, we present a discussion of our historical cash flows.

Corporate Liquidity

      At September 30, 2004, we held cash and cash equivalents of $739,344,000 at the corporate level. Our remaining cash and cash equivalents at September 30, 2004 of $999,386,000 were held by UGC and our other subsidiaries. As noted above, we do not anticipate that any of the cash held by our subsidiaries will be made available to us to satisfy our corporate liquidity requirements. As described in greater detail below, our current sources of liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments and derivative instruments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets.

      During the 2004 period prior to the spin off, a subsidiary of our company borrowed $116,666,000 from Liberty pursuant to certain notes payable. In connection with the spin off, Liberty also entered into a Short-Term Credit Facility with us. Pursuant to the Short-Term Credit Facility, Liberty had agreed to make loans to us from time to time up to an aggregate principal amount of $383,334,000. During the third quarter of 2004, all amounts due to Liberty under the notes payable were repaid with proceeds from the LMI Rights Offering and the Short-Term Credit Facility was cancelled.

      In connection with the spin off, Liberty contributed to our company cash and cash equivalents of $50,000,000 and available-for-sale securities with a fair value of $561,130,000 on the contribution date. For additional information, see note 2 to the accompanying condensed consolidated financial statements.

      On July 19, 2004, our investment in Telewest Communications plc Senior Notes and Senior Discount Notes was converted into 18,417,883 shares or approximately 7.5% of the issued and outstanding common stock of Telewest. During the third quarter of 2004, we sold 10,551,509 of the acquired Telewest shares for aggregate cash proceeds of $121,459,000. At September 30, 2004, we held 7,866,374 shares of Telewest common stock. We intend to dispose of our remaining Telewest shares during the fourth quarter of 2004.

      On July 26, 2004, we commenced the LMI Rights Offering whereby holders of record of LMI Common Stock at 5:00 p.m., New York City time, on that date received 0.20 transferable subscription rights for each share of LMI Common Stock held. The LMI Rights Offering expired in accordance with its terms on August 23, 2004. Pursuant to the terms of the LMI Rights Offering, we issued 28,245,000 shares of LMI Series A Common Stock and 1,211,157 shares of LMI Series B Common Stock in exchange for aggregate cash proceeds of $739,432,000, before deducting related offering costs of $3,771,000. For additional information concerning the LMI Rights Offering, see note 3 to the accompanying condensed consolidated financial statements.

      In October 2004, we sold our interest in the Sky Multicountry DTH platform in exchange for reimbursement by the purchaser of $1,500,000 of funding provided by us in the previous few months and the release from certain guarantees described below. We were deemed to owe the purchaser $6,000,000 in respect of such platform, which amount was offset against a separate payment we received from the purchaser as explained below. We also agreed to sell our interest in the Sky Brasil DTH platform and granted the purchaser an option to purchase our interest in the Sky Mexico DTH platform. On October 28, 2004, we received $54,000,000 in cash from the purchaser, which consisted of $60,000,000 consideration payable for our Sky Brasil interest less the $6,000,000 we were deemed to owe the purchaser in respect of the Sky Multicountry DTH platform. The $60,000,000 is refundable by us if the Sky Brasil transaction is terminated. It may be terminated by us or the purchaser if it has not closed by October 8, 2007 or by the purchaser if certain conditions are incapable of being satisfied. We will receive $88,000,000 in cash upon the transfer of our Sky Mexico interest to the purchaser. The Sky Mexico interest will not be transferred until certain Mexican regulatory conditions are satisfied. If the purchaser does not exercise its option to purchase our Sky Mexico interest on or before October 8, 2006 (or in some cases an earlier date), then we have the right to require the purchaser to purchase our interest if certain conditions, including the absence of Mexican regulatory prohibition of the transaction, have been satisfied or waived. In light of the contingencies involved, we will not treat either of the Sky Mexico or Sky Brasil transactions as a sale for accounting purposes until such time as the necessary regulatory approvals are obtained and, in the case of Sky Mexico, the cash is received. In connection with these transactions our guarantees of the obligations of the Sky Multicountry, Sky Brasil and Sky Mexico platforms under certain transponder leases were terminated and our guarantees of obligations under certain equipment leases will be terminated no later than December 31, 2004. The buyer has agreed to indemnify us for any amounts we are required to pay under such equipment leases subsequent to the transaction date through the date that our guarantees are terminated.

      At September 30, 2004, our investment in J-COM included ¥41,260,795,000 ($375,064,000) of shareholder loans to J-COM. Such loans are denominated in Japanese yen and bear interest at the 3-month Tokyo Interbank Offered Rate plus the applicable margin per annum (1.83% to 2.08% at September 30, 2004). Such shareholder loans, which are subordinated to J-COM’s third party indebtedness, are due and payable on February 6, 2011. J-COM is currently negotiating the refinancing of certain of its indebtedness. In the event that J-COM successfully completes this refinancing, we expect that J-COM will repay all amounts due to us pursuant to the shareholder loans. Although we expect that J-COM will complete its refinancing during the fourth quarter of 2004, no assurance can be given that J-COM will successfully complete this refinancing and, in turn, repay all amounts due to us under the shareholder loans prior to their maturities. If the shareholder loans had been repaid as of September 30, 2004, we would have recognized a $36,523,000 pre-tax gain in connection with the reclassification of foreign currency translation gains related to the shareholder loans from our other accumulated comprehensive loss account. The amount of any foreign currency transaction gain ultimately realized will be dependent on the exchange rate in effect on the transaction date.

      In addition to the above sources and potential sources of liquidity, we may elect to monetize our investments in News Corp., ABC Family preferred stock and/or certain other investments and derivative instruments that we hold. In this regard, we are a party to a variable forward sale transaction with respect to our shares of News Corp. Class A Common Stock that provided us with available liquidity of $157,200,000 at September 30, 2004. For additional information concerning our investments and derivative contracts, see notes 7, 8 and 10 to the accompanying condensed consolidated financial statements.

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

      We and CristalChile each own 50% interests in Cordillera. Cordillera owns substantially all of the equity of Metropolis. We and CristalChile have entered into an agreement pursuant to which we each have agreed to use commercially reasonable efforts to merge Metropolis and VTR. The merger is subject to certain conditions, including the execution of definitive agreements, Chilean regulatory approvals and the approval of the boards of directors of our company, CristalChile, VTR and UGC (including, in the case of UGC, the independent members of UGC’s board of directors) and the receipt of necessary third party approvals and waivers. If the proposed merger is consummated as originally contemplated, we would own a direct and indirect interest aggregating 80% of the voting and equity rights in the new entity, and CristalChile would own the remaining 20%. We would also receive a $100 million promissory note from the combined entity, which would bear interest at LIBOR plus 3% per annum and would be unsecured and subordinated to third party debt. In addition, CristalChile would have a put right which would allow CristalChile to require Liberty to purchase all, but not less than all, of its interest in the new entity for not less than $140 million on or after the first anniversary of the date on which Chilean regulatory approval of the merger is deemed to be received. We have agreed to assume and indemnify Liberty against this put obligation in connection with the spin off. If the merger does not occur, we and CristalChile have agreed to fund our pro rata share of a capital call sufficient to retire Metropolis’ local debt facility, which had an outstanding principal amount of Chilean pesos 34 billion ($55,838,000) at September 30, 2004. On October 25, 2004, the Chilean anti-trust tribunal, which we refer to as the Tribunal, approved a potential combination of VTR with Metropolis, subject to certain conditions. The decision of the Tribunal has been appealed to Chile’s Supreme Court by parties opposing the possible combination of VTR and Metropolis (the Appeal). UGC, CristalChile and we are (i) reviewing in detail the conditions imposed by the Tribunal, (ii) monitoring the Appeal, and (iii) engaging in discussions regarding the terms of the potential combination of VTR and Metropolis. The terms of any such combination are subject to review and approval by a committee of UGC’s independent directors.

      On May 20, 2004, we acquired all of the issued and outstanding ordinary shares of PHL for €2,000,000 ($2,386,000 at May 20, 2004). PHL, through its subsidiary Chorus Communications Limited, owns and operates broadband communications systems in Ireland. In connection with this acquisition, we loaned an aggregate of €75,000,000 ($89,475,000 as of May 20, 2004) to PHL. The proceeds from such loan were used by PHL to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital. We have committed to loan up to an additional €14,500,000 ($18,032,000) to PHL, of which €4,500,000 ($5,596,000) had been loaned as of September 30, 2004.

      At September 30, 2004, we owned certain debt of CPE and one of its two indirect majority-owned entities that collectively own a non-controlling ownership interest in Telenet. Subsequent to September 30, 2004, we entered into an agreement to restructure our indirect investment in Telenet that will, if consummated, result in a net increase in our cash investment in Telenet of approximately $22 million. For additional information, see note 18 to the accompanying condensed consolidated financial statements.

      As a result of the termination by Argentina of its decade-old currency peg in late 2001, Cablevision (consistent with other Argentine issuers) stopped servicing its U.S. dollar denominated debt in 2002, which it is currently seeking to restructure pursuant to an out of court reorganization agreement. That agreement has been submitted to Cablevision’s creditors for their consent, and a petition for its approval has been filed by Cablevision with a commercial court in Buenos Aires under Argentina’s bankruptcy laws. If the restructuring is approved in its current form, we would contribute to Cablevision $27,500,000, for which we would receive, after giving effect to a capital reduction pertaining to the current shareholders of Cablevision (including the entity in which Liberty has a 78.2% economic interest), approximately 40.0% of the equity of the restructured Cablevision. The proceeds of our cash contribution would be distributed as part of the consideration being offered to Cablevision’s creditors. No assurance can be given as to whether Cablevision’s restructuring plan will be accepted by the court. Subsequent to September 30, 2004, we entered into an agreement, which, if consummated, would eliminate our rights and obligations under the restructuring agreement in exchange for cash consideration of approximately $40.5 million.

Subsidiary Liquidity

      UGC. At September 30, 2004, UGC held cash and cash equivalents of $981,638,000 and short-term liquid investments of $111,536,000. In addition to its cash and cash equivalents and its short-term liquid investments, UGC’s sources of liquidity include borrowing availability under its existing credit facilities and its operating cash flow.

      UGC completed a rights offering in February 2004 and received net cash proceeds of $1.02 billion. As a holder of UGC Class A, Class B and Class C Common Stock, we participated in the rights offering and exercised our rights to purchase 90.7 million shares for a total cash purchase price of $544,250,000.

      On April 6, 2004, UGC completed the offering and sale of €500 million ($622 million) UGC Convertible Notes. Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior unsubordinated and unsecured indebtedness and ranks senior in right of payment to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations or UGC’s subsidiaries. The UGC Convertible Notes will be convertible into shares of UGC Class A Common Stock at an initial conversion price of €9.7561 per share, which was equivalent to a conversion price of $12.00 per share on the date of issue, representing a conversion rate of 102.5 shares per €1,000 principal amount of the UGC Convertible Notes. On or after April 20, 2011, UGC has the right to redeem the UGC Convertible Notes, in whole or in part, at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. On April 15, 2011, April 15, 2014, and April 15, 2019, holders have a right to tender all or part of their UGC Convertible Notes to UGC for purchase in euros at 100% of the principal amount, plus accrued and unpaid interest. Holders may also similarly tender their UGC Convertible Notes to UGC in the event of a change in control, as defined in the related indenture. Holders may surrender their UGC Convertible Notes for conversion prior to maturity only if certain conditions are met.

      At September 30, 2004, UGC’s debt includes $3,495 million borrowed by a subsidiary of UPC pursuant to the UPC Distribution Bank Facility, the €500 million ($622 million) UGC Convertible Notes and certain other borrowings. The UPC Distribution Bank Facility, as refinanced in June 2004, provides for euro denominated borrowings by a UPC subsidiary under four different facilities aggregating €3,044 million ($3,786 million) and U.S. dollar denominated borrowings under a fifth facility aggregating $345,763,000. At September 30, 2004, the aggregate availability under the UPC Distribution Facility was €511,750,000 (636,426,000). The UPC Distribution Bank Facility (i) provides for a commitment fee of 0.5% of unused borrowing availability, (ii) is secured by the assets of most of UPC’s majority-owned European cable operating companies and is senior to other long-term obligations of UPC and (iii) contains certain financial covenants and restrictions on UPC’s subsidiaries regarding payment of dividends, ability to incur additional indebtedness, disposition of assets, mergers and affiliated transactions. The weighted average interest rate on borrowings under the UPC Distribution Bank Facility was 6.2% for the nine months ended September 30, 2004. For additional information concerning the UPC Distribution Bank Facility, see note 11 to the accompanying condensed consolidated financial statements.

      On July 1, 2004, UPC Broadband France, an indirect wholly-owned subsidiary of UGC and the owner of UGC’s French cable television operations, acquired Noos, from Suez. The preliminary purchase price for a 100% interest in Noos was approximately €623,450,000 ($758,547,000 at July 1, 2004), consisting of €529,929,000 ($644,761,000 at July 1, 2004) in cash, a 19.9% equity interest in UPC Broadband France valued at approximately €85,000,000 ($103,419,000 at July 1, 2004) and €8,521,000 ($10,367,000 at July 1, 2004) in direct acquisition costs. The preliminary purchase price and the value assigned to the 19.9% interest in UPC Broadband France are subject to a review of certain historical financial information of Noos and UPC Broadband France. In this regard, €100,000,000 ($121,669,000) of the cash consideration is being held in escrow pending final determination of the purchase price. For additional information, see note 5 to the accompanying condensed consolidated financial statements.

      Suez’ 19.9% equity interest in UPC Broadband France consists of 85.0 million shares of Class B common stock of UPC Broadband France (the UPC Broadband France Class B Shares). Subject to the terms of a call option agreement, UPC France, the parent company of UPC Broadband France, has the right through June 30, 2005 to purchase from Suez all of the UPC Broadband France Class B Shares for €85,000,000 ($105,706,000), subject to adjustment, plus interest. The purchase price for the UPC Broadband France Class B Shares may be paid in cash, UGC Class A Common Stock or LMI Series A Common Stock. Subject to the terms of a put option, Suez may require UPC France to purchase the UPC Broadband France Class B Shares at specific times prior to or after the third, fourth or fifth anniversaries of the purchase date. UPC France will be required to pay the then fair market value, payable in cash or marketable securities, for the UPC Broadband France Class B Shares or assist Suez in obtaining an offer to purchase the UPC Broadband France Class B Shares. UPC France also has the option to purchase the UPC Broadband France Class B Shares from Suez shortly after the third, fourth or fifth anniversaries of the purchase date at the then fair market value in cash or marketable securities.

      During the third quarter of 2004, UGC’s Board of Directors authorized a $100 million share repurchase program. As of September 30, 2004, UGC had repurchased 787,391 shares of UGC Class A common stock. UGC may use its cash to make further purchases from time to time in the open market or in private transactions, subject to market conditions.

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

      Other Subsidiaries. Puerto Rico Cable and Pramer generally fund their own investing and financing activities with cash from operations and bank borrowings, as necessary. Due to covenants in their respective loan agreements, we generally are not entitled to the cash resources or cash generated by operating activities of these two consolidated subsidiaries. Another subsidiary of our company posts cash collateral equal to the outstanding borrowings under the Puerto Rico Cable bank facility ($50,000,000 at September 30, 2004). At September 30, 2004, Pramer’s U.S. dollar denominated bank borrowings aggregated $12,391,000. During 2002, following the devaluation of the Argentine peso, Pramer failed to make certain required payments due under its bank credit facility. Since that time, Pramer has been in technical default under its bank credit facility. However, the bank lenders have not provided notice of default or requested acceleration of the payments due under the facility. Pramer and the banks are negotiating the refinancing of this credit facility and all amounts due under this facility are classified as current in the accompanying condensed consolidated balance sheets.

Historical Cash Flows

      Due to the fact that we began consolidating UGC on January 1, 2004, our cash flows for the nine months ended September 30, 2004 are not comparable to the cash flows for the nine months ended September 30, 2003. Accordingly, the following discussion focuses on the cash flows for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the cash provided by our operating activities was $511,855,000. This amount is lower than our operating cash flow for the period of $655,236,000 due to cash paid for interest (net of interest and dividends received) and changes in working capital items. During the nine months ended September 30, 2004, the cash used by our investing activities was $874,998,000. Such amount includes net cash paid for acquisitions of $428,156,000 and capital expenditures of $325,262,000. During the nine months ended September 30, 2004, the cash provided by our financing activities was $2,100,638,000. Such amount includes net proceeds of $735,661,000 from the LMI Rights Offering, contributions from Liberty of $704,250,000, net proceeds received on a consolidated basis from the issuance of stock by subsidiaries of $486,457,000, and net borrowings of debt of $235,758,000.

      We define free cash flow as cash provided by operating activities less capital expenditures. We believe our presentation of free cash flow provides useful information to investors because it can be used to measure our ability to service debt and fund new investment opportunities. Free cash flow is not a GAAP measurement of liquidity and investors should view free cash flow as a supplement to, and not a substitute for, GAAP cash flows from operating, investing, and financing activities. Our free cash flow for the nine months ended September 30, 2004 was $186,593,000.

      During the nine months ended September 30, 2003, cash contributions from Liberty funded most of the $413,322,000 that was invested in and loaned to our affiliates, principally J-COM.

      Our cash flows are subject to variations based on foreign currency exchange rates. See related discussion under “Quantitative and Qualitative Disclosures about Market Risk” below.

Critical Accounting Policies, Judgments and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those policies that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe our judgments and related estimates associated with the carrying value of our investments, the carrying value of our long-lived assets, the valuation of our acquisition related assets and liabilities, and the valuation of our deferred tax assets to be critical in the preparation of our consolidated financial statements. These accounting estimates or assumptions are critical because of the levels of judgment necessary to account for matters that are inherently uncertain or highly susceptible to change. See our Registration Statement on Form S-1, as amended (File No. 333-116157), as filed with the Securities and Exchange Commission for a detailed discussion of these items. Additionally, with respect to the three and nine months ended September 30, 2004, we believe our judgment and related estimates associated with the consolidation of Old UGC while in Chapter 11 bankruptcy proceedings to be critical in the preparation of the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004.

Consolidation of Old UGC

      Old UGC is a wholly-owned subsidiary of UGC that owns VTR and an interest in Austar United. Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York on January 12, 2004. We continue to consolidate the financial position and results of operations of Old UGC while in bankruptcy, for the following primary reasons:

•	UGC is the sole shareholder and majority creditor of Old UGC (direct and indirect holder of 98% of the Old UGC Senior Notes);

•	UGC negotiated a restructuring agreement that provides for it to continue to be Old UGC’s controlling equity holder upon Old UGC’s emergence from bankruptcy; and

•	The bankruptcy proceedings are expected to be completed in less than one year.

      For additional information, see note 12 to the accompanying condensed consolidated financial statements.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

Off Balance Sheet Arrangements

      At September 30, 2004, Liberty guaranteed ¥13,620,821,000 ($123,814,000) of the bank debt of J-COM, an equity affiliate that provides broadband services in Japan. Liberty’s guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2004 to 2019. In connection with the spin off, we have agreed to indemnify Liberty for any amounts it is required to fund under these arrangements.

      At September 30, 2004, we had severally guaranteed certain transponder and equipment lease obligations of Sky Latin America aggregating $92,950,000 and $3,407,000, respectively. Such amounts were not reflected in our condensed consolidated balance sheet at September 30, 2004. In connection with the execution of certain transactions and agreements subsequent to September 30, 2004, our guarantees of the obligations under these transponder leases were terminated and our guarantees of the obligations under these equipment leases will be terminated no later than December 31, 2004. See related discussion above.

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

Contractual Commitments

      Information concerning the amount and timing of our consolidated contractual commitments as of September 30, 2004 are as follows (amounts in thousands):

	Payments due during periods ended September 30,

	2005	2006-2007	2008-2009	Thereafter	Total

Debt	$90,052	1,018,076	2,587,764	652,970	4,348,862
Operating lease obligations	91,435	106,455	76,486	126,114	400,490
Programming commitments	76,567	62,407	31,932	18,301	189,207
Other commitments	112,542	22,725	11,434	15,812	162,513

Total contractual payments	$370,596	1,209,663	2,707,616	813,197	5,101,072

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk in the normal course of our business operations due to our investments in various foreign countries and ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

Investment Portfolio

      We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. UGC is exposed to exchange rate risk with respect to $556,036,000 of cash it has invested in currencies other than the U.S. dollar. Of this amount, $537,225,000 is denominated in euros, the majority of which is expected to be used for acquisitions and other euro-denominated commitments.

      We are also exposed to equity price fluctuations related to our investments in equity securities. At September 30, 2004, the aggregate carrying value of our equity method and available-for-sale investments that was subject to price risk was $1,278,345,000. For additional information concerning our available-for-sale investments, see note 8 to the accompanying condensed consolidated financial statements.

Foreign Currency Risk

      We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Because our functional currency is the U.S. dollar, any increase (decrease) in the value of the U.S. dollar against any foreign currency in which we have funding commitments effectively reduces (increases) the U.S. dollar equivalent of such funding commitments. At the same time, any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. We and our operating subsidiaries and affiliates are also exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies.

      We generally do not hedge our foreign currency exchange risk because of the long-term nature of our interests in foreign affiliates. However, in order to reduce our foreign currency exchange risk related to our investment in J-COM, we have entered into collar agreements with respect to ¥30 billion ($272,702,000). These collar agreements have a weighted average remaining term of approximately 4 months, an average call price of ¥106/ U.S. dollar and an average put price of ¥112/ U.S. dollar. We had also entered into forward sales contracts with respect to the Japanese yen. During the second quarter of 2004, we paid $10,593,000 to settle our yen forward sales contracts. As a result, we had no yen forward sales contracts outstanding at September 30, 2004.

      We are also exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at period-end exchange rates and the statements of operations are translated at actual exchange rates when known, or at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. Certain items, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) and certain other charges are denominated in a currency other than the respective company’s functional currency, which results in foreign exchange gains and losses recorded in the condensed consolidated statements of operations. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure is currently to the euro as over 50% of our U.S. dollar revenue was derived from countries where the euro is the functional currency. In addition, our operating results are also significantly impacted by changes in the exchange rates for the Japanese yen, Chilean peso and, to a lesser degree, other local currencies in Europe. The relationship between the euro, Japanese yen and Chilean peso and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	Spot rate

		Japanese	Chilean
	Euro	Yen	Peso

September 30, 2004	.8041	110.01	608.90
December 31, 2003	.7933	107.37	593.80
September 30, 2003	.8564	111.47	660.97

	Average rate

		Japanese	Chilean
	Euro	Yen	Peso

Nine months ended:
September 30, 2004	.8154	108.56	614.70
September 30, 2003	.8969	118.19	709.77

Inflation and Foreign Investment Risk

      Certain of our operating companies operate in countries where the rate of inflation is higher than that in the United States. While our affiliated companies attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on reported earnings. We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material. Our foreign operating companies are all directly affected by their respective countries’ government, economic, fiscal and monetary policies and other political factors.

Interest Rate Risks

      We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed and floating rate investments and borrowings by our operating subsidiaries used to maintain liquidity and fund their respective business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our primary exposure to variable rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UGC. UGC maintains a mix of fixed and variable rate debt and enters into various derivative transactions pursuant to UGC’s policies to manage exposure to movements in interest rates. UGC monitors its interest rate risk exposures using techniques including market value and sensitivity analyses. UGC manages the credit risks associated with its derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose UGC to losses in the event of nonperformance, UGC does not expect such losses, if any, to be significant. UGC uses interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. UGC uses interest rate cap agreements to lock in a maximum interest rate should variable rates rise, but enable it to otherwise pay lower market rates.

      During the first and second quarters of 2004, UGC purchased interest rate caps for approximately $21,442,000 that capped the variable interest rate on notional amounts totaling €2.25 billion to €2.6 billion ($2.8 billion to $3.2 billion) at 3% and 4% for 2005 and 2006, respectively. During the first quarter of 2003, UGC purchased an interest rate cap that capped the variable interest rate at 3% on a notional amount of €2.7 billion ($3.4 billion) for 2003 and 2004. UGC has also entered into a cross currency and interest rate swap pursuant to which a notional amount of $347,500,000 was swapped at an average rate of €1.13 per U.S. dollar until July 2005, with the interest rate capped at 2.35%. At September 30, 2004, the fair value of the interest rate swap derivative contracts was a €31,053,000 ($38,618,000) liability and the fair value of the interest rate cap derivative contracts was a €4,344,000 ($5,402,000) asset.

      For the nine months ended September 30, 2004, the weighted-average interest rate on our variable rate indebtedness was 6.2%. If market interest rates had been higher by 50 basis points during this period, our consolidated interest expense would have increased by approximately $14 million for the nine months ended September 30, 2004.

Derivative Instruments

      We have entered into total return debt swaps in connection with (i) bank debt of a subsidiary of UPC, and (ii) public debt of Cablevision. Under the total return debt swaps, a counterparty purchases a specified amount of the underlying debt security for the benefit of our company. We have posted collateral with the counterparties equal to 30% of the counterparty’s purchase price for the purchased indebtedness of the UPC subsidiary and 90% of the counterparty’s purchase price for the purchased indebtedness of Cablevision. We record a derivative asset equal to the posted collateral and such asset is included in other assets in the accompanying condensed consolidated balance sheets. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying purchased indebtedness of the UPC subsidiary declines by 10% or more, we are required to post cash collateral for the decline, and we record an unrealized loss on derivative instruments. The cash collateral related to the UPC subsidiary indebtedness is further adjusted up or down for subsequent changes in the fair value of the underlying indebtedness or for foreign currency exchange rate movements involving the euro and U.S. dollar. At September 30, 2004, the aggregate purchase price of debt securities underlying our total return debt swap arrangements involving the indebtedness of the UPC subsidiary and Cablevision was $121,738,000. As of such date, we had posted cash collateral equal to $49,661,000. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $72,077,000. In addition, the aggregate principal amount of the UPC subsidiary indebtedness that is the subject of our total return debt swaps was approximately $108,904,000 at September 30, 2004. Accordingly, if at September 30, 2004, we had acquired the UPC subsidiary indebtedness pursuant to the total return swaps, our consolidated indebtedness at September 30, 2004 would have been reduced by $108,904,000. Subsequent to September 30, 2004, the counterparty to the Cablevision total return debt swap, with our consent, entered into a participation agreement with a third party, which, if consummated, would result in the termination of our liability under this debt swap and the return of our collateral.

      Prior to the spin off, Liberty contributed to our company 10,000,000 shares of News Corp. Class A Common Stock, together with a related variable forward transaction. The forward, which expires on September 17, 2009, provides (i) us with the right to effectively require the counterparty to buy 10,000,000 News Corp. Class A Common Stock at a price of $15.72 per share, or an aggregate price of $157,200,000, which we refer to as the Floor Price, and (ii) the counterparty with the effective right to require us to sell 10,000,000 shares of News Corp. Class A Common Stock at a price of $26.19 per share. The fair value of the forward was a $12,255,000 asset at September 30, 2004. At any time during the term of the forward, we can require the counterparty to advance the full Floor Price. Provided we do not draw an aggregate amount in excess of the present value of the Floor Price, as determined in accordance with the forward, we may elect to draw such amounts on a discounted or undiscounted basis. As long as the aggregate advances are not in excess of the present value of the Floor Price, undiscounted advances will bear interest at prevailing three-month LIBOR and discounted advances will not bear interest. Amounts advanced up to the present value of the Floor Price are secured by the underlying shares of News Corp. Class A Common Stock. If we elect to draw amounts in excess of the present value of the Floor Price, those amounts will be unsecured and will bear interest at a negotiated interest rate. During the third quarter of 2004, we received undiscounted advances aggregating $126,000,000 under the forward. Such advances were subsequently repaid during the quarter.

Credit Risk

      In addition to the risks described above, we are also exposed to the risk that our counterparties will default on their obligations to us under the above-described derivative instruments. Based on our assessment of the credit worthiness of the counterparties, we do not anticipate any such default.

Item 4.	Controls and Procedures

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

      Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess as of the end of each fiscal year, the effectiveness of a company’s internal control over financial reporting and its independent auditors must attest to such assessment. While LMI is not required to implement these requirements until December 31, 2005, UGC must implement these requirements for the first time in connection with the preparation of its annual report for the year ending December 31, 2004. UGC has prepared an internal plan of action for compliance and UGC is in the process of reviewing, documenting and testing its internal control systems and processes. While UGC anticipates that it will be able to comply on a timely basis with the new requirements, UGC may encounter problems or delays in completing the implementation of any changes necessary to allow UGC to make a favorable assessment and UGC’s independent auditors to attest to such assessment.

LIBERTY MEDIA INTERNATIONAL, INC.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      In 2000, certain of UGC’s subsidiaries pursued a transaction with Excite@Home, which if completed, would have merged UGC’s chello broadband subsidiary with Excite@Home’s international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, UGC received a complaint filed on September 26, 2003 by Frank Morrow, on behalf of the General Unsecured Creditors’ Liquidating Trust of At Home Corporation in the United States Bankruptcy Court for the Northern District of California, styled as In re At Home Corporation, Frank Morrow v. UnitedGlobalCom, Inc. et al. (Case No. 01-32495-TC). In general, the complaint alleges breach of contract and fiduciary duty by UGC and Old UGC. The action has been stayed by the Bankruptcy Court in the Old UGC bankruptcy proceedings. The plaintiff had filed a claim in the bankruptcy proceedings of approximately $2.2 billion. On September 16, 2004, the Bankruptcy Court held that the claim against Old UGC was estimated at zero. Although no assurance can be given, UGC believes that the ultimate outcome of this matter will not have a material adverse effect on its financial position or results of operations.

Item 2.	Use of Proceeds

      On July 19, 2004, our registration statement on Form S-1, as amended (File No. 333-116157), was declared effective by the Securities and Exchange Commission. The registration statement registered the offer and sale of up to 28,245,000 shares of our Series A common stock and up to 1,690,000 shares of our Series B common stock acquirable upon exercise of an equal number of the corresponding series of our subscription rights, which were distributed pro rata to holders of record of our common stock at 5:00 p.m., New York City time, on July 26, 2004. Each whole Series A right entitled the holder thereof to purchase one share of our Series A common stock for a subscription price of $25.00 per share, and each whole Series B right entitled the holder thereof to purchase one share of our Series B common stock for a subscription price of $27.50 per share. The rights offering expired in accordance with its terms on August 23, 2004. An aggregate of 28,245,000 shares of our Series A common stock and 1,211,157 shares of our Series B common stock were issued to properly exercising rightsholders.

      In the rights offering, we incurred expenses aggregating $3,771,000, which consisted of SEC registration fees and third party vendor fees, such as printer costs, and we received approximately $739,432,000 in gross proceeds. We used the net proceeds of the rights offering to repay notes payable in the aggregate principal amount of $116,666,000 to Liberty and to repay $30,000,000 of certain other indebtedness. We intend to use the remaining net proceeds for general corporate purposes, including for acquisitions and to make other investments.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 as filed on April 2, 2004 (File No. 000-50671) (the “Form 10”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 10 Amendment)
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)

10.1	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UnitedGlobalCom, Inc. (“UGC”) (incorporated by reference to Exhibit 10.1 to UGC’s Form 8-K, dated July 1, 2004 (File No. 000-49658))
10.2	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to UGC’s Form 8-K, dated July 1, 2004 (File No. 000-49658))
10.3	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to UGC’s Form 8-K, dated July 1, 2004 (File No. 000-49658))
10.4	Chapter 11 Plan of Reorganization Jointly Proposed by Old UGC, Inc. and UGC, dated September 21, 2004 (incorporated by reference to Exhibit 99.1 to UGC’s Form 8-K, dated September 22, 2004 (File No. 000-49658))
10.5	Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code for Chapter 11 Plan of Reorganization Jointly Proposed by Old UGC, Inc. and UGC, dated September 21, 2004 (incorporated by reference to Exhibit 99.2 to UGC’s Form 8-K, dated September 22, 2004 (File No. 000-49658))
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
31.3	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA INTERNATIONAL, INC.

Date: November 12, 2004	By:	/s/ JOHN C. MALONE
John C. Malone President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ GRAHAM HOLLIS
Graham Hollis Senior Vice President and Treasurer (Principal Financial Officer)

Date: November 12, 2004	By:	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

      Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 as filed on April 2, 2004 (File No. 000-50671) (the “Form 10”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 10 Amendment)
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)
10.1	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UnitedGlobalCom, Inc. (“UGC”) (incorporated by reference to Exhibit 10.1 to UGC’s Form 8-K, dated July 1, 2004 (File No. 000-49658))
10.2	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to UGC’s Form 8-K, dated July 1, 2004 (File No. 000-49658))
10.3	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to UGC’s Form 8-K, dated July 1, 2004 (File No. 000-49658))
10.4	Chapter 11 Plan of Reorganization Jointly Proposed by Old UGC, Inc. and UGC, dated September 21, 2004 (incorporated by reference to Exhibit 99.1 to UGC’s Form 8-K, dated September 22, 2004 (File No. 000-49658))
10.5	Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code for Chapter 11 Plan of Reorganization Jointly Proposed by Old UGC, Inc. and UGC, dated September 21, 2004 (incorporated by reference to Exhibit 99.2 to UGC’s Form 8-K, dated September 22, 2004 (File No. 000-49658))
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
31.3	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification.