Form 10-K
period 2004-12-31
LIBERTY MEDIA INTERNATIONAL INC
filed 2005-03-14
CIK 1284698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(720) 875-5800
Securities registered pursuant to Section 12(b) of the Act:
none
Securities registered pursuant to Section 12(g) of the Act:
Series A Common Stock, par value $0.01 per share
Series B Common Stock, par value $0.01 per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]
Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,174,572,000.
The number of outstanding shares of Liberty Media International, Inc.’s common stock as of February 28, 2005 was:
165,514,962 shares of Series A common stock; and
7,264,300 shares of Series B common stock.
Portions of the definitive proxy statement of the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY MEDIA INTERNATIONAL, INC.
2004 ANNUAL REPORT ON FORM 10-K

PART I
Item 1.     BUSINESS

(a) General Development of Business
Through our subsidiaries and affiliates, we provide broadband distribution services and video programming services to subscribers in Europe, Japan, Latin America and Australia. Our principal assets are UnitedGlobalCom, Inc., LMI/ Sumisho Super Media, LLC, Liberty Cablevision of Puerto Rico Ltd. and Pramer S.C.A., each a consolidated subsidiary as of January 1, 2005, and our affiliate, Jupiter Programming Co., Ltd.
Liberty Media International, Inc. (together with its subsidiaries, “LMI”, “we”, “us”, “our” or similar terms) was formed in March 2004 as a wholly owned subsidiary of Liberty Media Corporation, which we refer to as Liberty. Liberty transferred, and caused its other subsidiaries to transfer to us, substantially all of the assets comprising Liberty’s International Group, together with cash and certain financial assets. On June 7, 2004, Liberty distributed to its shareholders, on a pro rata basis, all of our shares of common stock, which we refer to as the spin off, and we became an independent, publicly traded company.
Recent Developments
On January 5, 2004, Liberty completed a transaction pursuant to which the founding shareholders of UnitedGlobalCom, Inc., which we refer to as UGC, transferred to Liberty 8.2 million shares of Class B common stock in exchange for 12.6 million shares of Liberty’s common stock and a cash payment. Upon closing of this exchange, the restrictions contained in the existing standstill agreement between Liberty and UGC on the amount of UGC’s stock that Liberty could acquire and on the way Liberty could vote its shares of UGC stock terminated and Liberty gained control of UGC. Substantially all of Liberty’s direct and indirect interest in UGC and related contract rights were transferred to us prior to the spin off.
On January 12, 2004, Old UGC, Inc., a wholly owned subsidiary of UGC that principally owns UGC’s interests in businesses in Latin America and Australia, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Old UGC’s plan of reorganization, as amended, was confirmed by the Bankruptcy Court on November 10, 2004, and the restructuring of its indebtedness and other obligations pursuant to the plan was completed on November 24, 2004.
In February 2004, UGC issued 83.0 million shares of its Class A common stock, 2.3 million shares of its Class B common stock and 84.9 million shares of its Class C common stock pursuant to a fully subscribed rights offering, resulting in gross proceeds to UGC of $1.02 billion.
Also in February 2004, UPC Polska, Inc., an indirect subsidiary of UGC, emerged from its U.S. bankruptcy proceedings. Pursuant to UPC Polska’s plan of reorganization, claim holders received aggregate consideration consisting of cash, new 9% UPC Polska Notes due 2007 and 2.0 million shares of UGC’s Class A common stock in exchange for cancellation of their claims. On July 16, 2004, UPC Polska redeemed the new 9% UPC Polska Notes at par plus accrued but unpaid interest.
On April 6, 2004, UGC sold €500 million aggregate principal amount of its 1 3/4% convertible senior notes due April 15, 2024. The convertible notes are convertible into shares of UGC’s Class A common stock at an initial conversion price of €9.7561 per share.
On May 20, 2004, we made secured loans to and acquired all of the issued and outstanding shares of Princes Holdings Limited, pursuant to a restructuring under Irish insolvency laws of the debt and other obligations of Princes Holdings and its wholly owned subsidiary, Chorus Communication Limited. In December 2004, we sold 100% of the equity of Princes Holdings to a subsidiary of UGC for 6.4 million shares of UGC’s Class A common stock.
In June 2004, UPC Broadband Holding B.V. (formerly UPC Distribution Holding B.V.), an indirect subsidiary of UGC, amended its senior secured credit facility, which we refer to as the UPC Broadband Bank Facility, to add a new Facility E term loan to replace the undrawn Facility D term loan. Proceeds from

Facility E totaled €1.0 billion, which, in conjunction with €450 million of cash contributed indirectly by UGC, was used to repay some of the indebtedness borrowed under the other tranches of the credit facility, to redeem the 9% UPC Polska Notes referred to above and to provide funding for the Noos acquisition described below. In December 2004, the UPC Broadband Bank Facility was amended to add a new Facility F term loan that increased UPC Broadband’s average debt maturity and available liquidity, and reduced its average interest margin. The amendment consisted of a $525.0 million tranche and a €140.0 million tranche, totaling €535.0 million in gross proceeds. These proceeds were applied to (1) repay €245.0 million under the Facility A revolver (representing all then outstanding amounts), (2) prepay €101.2 million of the term loan Facility B that matured in June 2006, (3) prepay €177.0 million of Facility C debt and (4) pay transaction fees of €11.8 million.
On March 8, 2005, the UPC Broadband Bank Facility was further amended to permit indebtedness under: (i) Facility G, a new €1.0 billion term loan facility further maturing in full on April 1, 2010; (ii) Facility H, a new €1.5 billion term loan facility maturing in full on September 1, 2012, of which $1.25 billion was denominated in U.S. dollars and then swapped into euros through a 7.5 year cross-currency swap; and (iii) Facility I, a new €500 million revolving credit facility maturing in full on April 1, 2010. In connection with this amendment, €167 million of Facility A, the existing revolving credit facility, was cancelled, reducing Facility A to a maximum amount of €500 million. The proceeds from Facilities G and H were used primarily to prepay all amounts outstanding under existing term loan Facilities B, C and E, to fund certain acquisitions and pay transaction fees. The aggregate availability of €1.0 billion under Facilities A and I can be used to fund acquisitions and for general corporate purposes. As a result of this amendment, the weighted average maturity of the UPC Broadband Bank Facility was extended from approximately 4 years to approximately 6 years, with no amortization payments required until 2010, and the weighted average interest margin on the UPC Broadband Bank Facility was reduced by approximately 0.25% per annum. The amendment also provided for additional flexibility on certain covenants and the funding of acquisitions.
On July 1, 2004, UPC Broadband France SAS, an indirect wholly owned subsidiary of UGC and the owner of UGC’s French cable television operations, completed its acquisition of Suez-Lyonnaise Telecom SA, which we refer to as Noos, France’s largest cable operator, from Suez SA, a French utility group, for cash and a 19.9% equity interest in UPC Broadband France.
On July 19, 2004, our investment in Senior Notes and Senior Discount Notes of Telewest Communications plc was converted into approximately 7.5% of the outstanding common stock of Telewest Global, Inc.
In August 2004, we issued 28.2 million shares of our Series A common stock and 1.2 million shares of our Series B common stock pursuant to a fully subscribed rights offering, resulting in gross proceeds to us of $739.4 million.
Also in August 2004, we, Sumitomo Corporation and Microsoft Corporation effectively converted a portion of our respective subordinated loans to Jupiter Telecommunications Co., Ltd., which we refer to as J-COM, into equity. Such conversions did not have a material impact on our, Sumitomo’s or Microsoft’s respective ownership interests in J-COM. In December 2004, J-COM repaid the balance of these subordinated shareholder loans in cash.
Subsequent to the spin off, our management and Board of Directors undertook a review of our assets and determined that it would be advisable to monetize or dispose of our financial assets and to consider disposing of other non-consolidated non-cash-flow producing assets if opportunities arose. Consistent with the foregoing, prior to December 31, 2004, we sold all of our shares of Telewest Global and 4.5 million shares of Class A common stock of News Corporation, Inc.
In October 2004, we also sold our 10% interest in Sky Multi-Country and entered into agreements to sell our 10% interest in each of Sky Brasil and Sky Mexico. Sky Multi-Country, Sky Brasil and Sky Mexico, which we refer to collectively as Sky Latin America, offer entertainment services via satellite through owned and affiliated distribution platforms in Latin America. The closing of the transfer of our interests in Sky Brasil and Sky Mexico are subject to receipt of regulatory approvals and other customary conditions.

Then, in November 2004, we entered into a put-call agreement with respect to our right and obligation to subscribe for newly issued shares of Cablevisión S.A., a cable television operator in Argentina, in the event that Cablevisión’s pending restructuring under local law of its debt and other obligations is approved. Consummation of this transaction, which occurred on March 2, 2005, resulted in the transfer of our subscription right and obligation in consideration of a cash payment, 50% of which was paid as a down payment in November 2004. Separately, the counterparty to our total return debt swap with respect to certain bonds of Cablevisión, with our consent, entered into a participation agreement with a third party, which in January 2005 resulted in the termination of our liability under the total return debt swap and the return of our posted collateral.
On October 15, 2004, our indirect wholly owned subsidiary, Belgian Cable Holdings, entered into an agreement to restructure its investment in the debt of Cable Partners Europe, which we refer to as CPE, and one of its two indirect majority-owned subsidiaries, which we refer to as the InvestCos. In December 2004, two European subsidiaries of UGC acquired Belgian Cable Holdings from us for cash. Thereafter, Belgian Cable Holdings effected the debt restructuring by contributing cash and its investment in the debt of one of the InvestCos to Belgian Cable Investors, L.L.C., a wholly owned subsidiary of CPE, in exchange for 78.4% of the common equity and 100% of the preferred equity of Belgian Cable Investors. CPE owns the remaining 21.6% of the common equity of Belgian Cable Investors. Most of the proceeds of Belgian Cable Holdings’ investment was then distributed by Belgian Cable Investors to CPE and used by CPE to repurchase its debt held by Belgian Cable Holdings for a purchase price approximately equal to Belgian Cable Holdings’ cost of acquiring the CPE debt plus accrued interest. Belgian Cable Investors holds an indirect 14.1% interest in Telenet Group Holding N.V., Belgium’s largest cable system operator in terms of number of subscribers.
In December 2004, a subsidiary of chellomedia BV, an indirect wholly owned subsidiary of UGC, entered into an agreement to sell its 28.7% interest in EWT Holding GmbH to the other investors in EWT Holding for cash. Chellomedia received 90% of the purchase price on January 31, 2005 and the remaining 10% is due and payable no later than June 30, 2005.
On December 7, 2004, we purchased 3.0 million shares of our Series A common stock from Comcast Corporation for cash.
During 2004, our subsidiary Liberty Japan MC, LLC acquired shares of the stock of Mediatti Communications, Inc., a Japanese broadband provider of cable and Internet access services, in a series of transactions resulting in its holding an aggregate 37.3% interest in Mediatti as of December 31, 2004. In December 2004, Sumitomo Corporation acquired a net 6.9% interest in Liberty Japan MC for a purchase price equal to the same percentage of our investment in Mediatti. Sumitomo has the option until February 2006 to increase its interest in Liberty Japan MC to up to 50%, at a purchase price equal to the greater of the then fair market value of the additional interests so acquired and our investment in such interests.
Pursuant to a contribution agreement between Sumitomo and us, on December 28, 2004, our approximate 45.45% equity interest in J-COM and an approximate 19.78% equity interest in J-COM owned by Sumitomo were combined in a holding company named LMI/ Sumisho Super Media, LLC, which we refer to as Super Media. Subject to certain conditions, Sumitomo has the obligation to contribute to Super Media substantially all of its remaining 12.25% equity interest in J-COM during 2005. On February 18, 2005, J-COM announced an initial public offering of its common shares in Japan. Under the terms of the operating agreement of Super Media, our casting or tie-breaking vote with respect to decisions of the management committee of Super Media became effective upon this announcement. As a result, we began accounting for Super Media and J-COM as consolidated subsidiaries effective as of January 1, 2005. If all of the J-COM shares offered for sale by J-COM in the initial public offering are sold (including pursuant to the underwriters’ over-allotment option), Super Media’s equity interest in J-COM will be diluted to approximately 52.84%.
On January 17, 2005, chellomedia acquired an 87.5% interest in Zone Vision Networks Ltd. from its current shareholders. Zone Vision is a programming company that owns three pay television channels and represents over 30 international channels. The consideration for the transaction consisted of cash and 1.6 million shares of UGC’s Class A common stock, which are subject to a five-year vesting period. As part of the transaction, chellomedia will contribute to Zone Vision the 49% shareholding it already holds in Reality TV Ltd. and chellomedia’s Club channel business.
On January 17, 2005, we entered into an agreement and plan of merger with UGC pursuant to which we each would merge with a separate wholly owned subsidiary of a new parent company named Liberty Global, Inc., which we have formed for purposes of the mergers. In the mergers, each outstanding share of our Series A common stock and Series B common stock would be exchanged for one share of the corresponding series of Liberty Global common stock. Stockholders of UGC (other than us and our wholly owned subsidiaries) may elect to receive for each share of UGC common stock owned either 0.2155 of a share of Liberty Global Series A common stock (plus cash instead of any fractional share interest) or $9.58 in cash. Cash elections will be subject to proration so that the aggregate cash consideration paid to UGC’s stockholders does not exceed 20% of the aggregate value of the merger consideration payable to UGC’s public stockholders. Completion of the transactions is subject, among other conditions, to approval of both companies’ stockholders, including in the case of UGC, the affirmative vote of a majority of the voting power of the UGC shares not beneficially owned by us, Liberty, any of our respective subsidiaries or any of the executive officers or directors of us, Liberty or UGC.
On February 10, 2005, UPC Broadband Holding, an indirect wholly owned subsidiary of UGC, acquired 100% of the shares in Telemach d.o.o., a broadband communications provider in Slovenia for cash.
On February 25, 2005, J-COM acquired the respective interests of Sumitomo Corporation, Microsoft Corporation and us in Chofu Cable, Inc., a small Japanese broadband communications provider, for cash. As a result, J-COM acquired an approximate 92% equity interest in Chofu Cable.
* * * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. In particular, statements under Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	economic and business conditions and industry trends in the countries in which we operate;

•	currency exchange risks;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	consumer acceptance of existing service offerings, including our newer digital video, voice and Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes and grow our digital video, voice and Internet access services;

•	the regulatory and competitive environment in the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the foreign broadband distribution industry;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	the expanded deployment of personal video recorders and the impact on television advertising revenue;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	uncertainties associated with our ability to comply with the internal control requirements of the Sarbanes-Oxley Act of 2002;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	spending on foreign television advertising; and

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world.
You should be aware that the video, voice and Internet access services industries are changing rapidly, and, therefore, the forward-looking statements of expectations, plans and intent in this Annual Report are subject to a greater degree of risk than similar statements regarding certain other industries.
These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
This Annual Report includes information concerning UnitedGlobalCom, Inc., which files reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information contained in this Annual Report concerning UGC has been derived from the reports and other information filed by it with the SEC. If you would like further information about UGC, the reports and other information it files with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Those reports and other information are not incorporated by reference in this Annual Report.

(b) Financial Information About Operating Segments
Financial information about our reportable segments appears in note 20 to our consolidated financial statements included in Part II of this report.

(c) Narrative Description of Business
Overview

Broadband Distribution
We offer a variety of broadband distribution services over our cable television systems, including analog video, digital video, Internet access and telephony. Available service offerings depend on the bandwidth capacity of our cable systems and whether they have been upgraded for two-way communications. In select markets, we also offer video services through direct-to-home satellite television distribution or “DTH.” We operate our broadband distribution businesses in Europe principally through UGC Europe, Inc., a subsidiary of UGC; in Japan principally through J-COM, a subsidiary of Super Media; and in Latin America principally through VTR GlobalCom S.A. a subsidiary of UGC, and Liberty Cablevision of Puerto Rico Ltd., which we refer to as Liberty Cablevision Puerto Rico. Each of UGC, Super Media and Liberty Cablevision Puerto Rico is currently our subsidiary.

The following table presents certain operating data, as of December 31, 2004, with respect to the broadband distribution systems of our subsidiaries in Europe, Japan and Latin America. For purposes of this presentation, we refer to Puerto Rico, the islands of the Caribbean and the countries of Central and South America collectively as Latin America. This table reflects 100% of the operational data applicable to each subsidiary regardless of our ownership percentage.

			Video(1)				Internet(1)		Telephony(1)
		Two-way
	Homes	Homes	Basic Cable	Digital Cable	DTH	MMDS	Homes		Homes
	Passed(2)	Passed(3)	Subscribers(4)	Subscribers(5)	Subscribers(6)	Subscribers(7)	Serviceable(8)	Subscribers(9)	Serviceable(10)	Subscribers(11)

Europe:
UGC*
Western Europe	9,528,600	7,463,300	5,191,200	725,100	—	89,000	7,453,600	1,042,000	4,044,100	424,600
Central and Eastern Europe	4,552,200	1,739,800	2,618,100	—	245,100	32,200	1,733,100	178,500	415,600	68,900
Total Europe	14,080,800	9,203,100	7,809,300	725,100	245,100	121,200	9,186,700	1,220,500	4,459,700	493,500
Japan:
J-COM**	6,287,800	6,276,200	1,482,600	232,000	—	—	6,276,200	708,600	5,799,200	726,500
Total Japan	6,287,800	6,276,200	1,482,600	232,000	—	—	6,276,200	708,600	5,799,200	726,500
Latin America:
UGC*
VTR GlobalCom	1,793,900	1,070,700	504,600	—	4,500	13,900	1,070,700	176,300	1,052,700	310,000
Other	82,200	45,700	12,400	—	—	15,300	45,700	4,300	—	—
Liberty Cablevision Puerto Rico	324,600	302,800	120,800	43,700	—	—	302,800	20,500	302,800	9,000
Total Latin America	2,200,700	1,419,200	637,800	43,700	4,500	29,200	1,419,200	201,100	1,355,500	319,000
Total	22,569,300	16,898,500	9,929,700	1,000,800	249,600	150,400	16,882,100	2,130,200	11,614,400	1,539,000

*	Excludes systems owned by affiliates that were not consolidated with UGC for financial reporting purposes as of December 31, 2004 or that were acquired by UGC after December 31, 2004.

**	Excludes systems owned by affiliates that were not consolidated with J-COM for financial reporting purposes as of December 31, 2004 or that were acquired by J-COM after December 31, 2004. Also excludes households to which J-COM provides only retransmission services of terrestrial television signals.

(1)	In some cases, non-paying subscribers are counted by UGC as subscribers during their free promotional service period. Some of these subscribers choose to disconnect after their free service period. The number of non-paying subscribers at December 31, 2004 was immaterial.

(2)	Homes Passed are homes that can be connected to our networks without further extending the distribution plant, except for DTH and MMDS homes. With respect to DTH, we do not count homes passed. With respect to MMDS, one home passed is equal to one MMDS subscriber.

(3)	Two-way Homes Passed are homes passed by our networks where customers can request and receive the installation of a two-way addressable set-top converter, cable modem, transceiver and/or voice port which, in most cases, allows for the provision of video and Internet services and, in some cases, telephony services.

(4)	Basic Cable Subscriber is comprised of basic cable video customers (both analog and digital) that generally are counted on a per connection basis. Except in the case of UGC, residential multiple dwelling units with a discounted pricing structure are counted on an equivalent bulk unit (EBU) basis. Commercial contracts such as hotels and hospitals are counted by all our subsidiaries on an EBU basis. EBU is calculated by dividing the bulk price charged to accounts in an area by the prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. UGC also has “lifeline” customers (approximately 1.34 million at December 31, 2004) that are counted on a per connection basis, representing the least expensive regulated tier of basic cable service, with only a few channels.

(5)	Digital Cable Subscriber is a customer with one or more digital converter boxes that receives our digital video service. Each Digital Cable Subscriber is included in the Basic Cable Subscriber column of the above table whether such customer receives only our digital video service or both analog and digital video services.

(6)	DTH Subscriber is a home or commercial unit that receives our video programming broadcast directly to the home via a geosynchronous satellite.

(7)	MMDS Subscriber is a home or commercial unit that receives our video programming via a multipoint microwave (wireless) distribution system.

(8)	Internet Homes Serviceable are homes that can be connected to our networks, where customers can request and receive Internet access services.

(9)	Internet Subscriber is a home or commercial unit with one or more cable modems connected to our networks, where a customer has requested and is receiving high-speed Internet access services.

(10)	Telephony Homes Serviceable are homes that can be connected to our networks, where customers can request and receive voice services.

(11)	Telephony Subscriber is a home or commercial unit connected to our networks, where a customer has requested and is receiving voice services.

Programming Services
We own programming networks that provide video programming channels to multi-channel distribution systems owned by us and by third parties. We also represent programming networks owned by others. Our programming networks distribute their services through a number of distribution technologies, principally cable television and DTH. Programming services may be delivered to subscribers as part of a video distributor’s basic package of programming services for a fixed monthly fee, or may be delivered as a “premium” programming service for an additional monthly charge or on a pay-per-view basis. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate affiliation agreements, providing for terms of one or more years, with those distributors that agree to carry the service. Basic programming services derive their revenue from per-subscriber license fees received from distributors and the sale of advertising time on their networks or, in the case of shopping channels, retail sales. Premium services generally do not sell advertising and primarily generate their revenue from subscriber fees. Programming providers generally have two sources of content: (1) rights to productions that are purchased from various independent producers and distributors, and (2) original productions filmed for the programming provider by internal personnel or contractors. We operate our programming businesses in Europe principally through the chellomedia division of UGC; in Japan principally through our affiliate Jupiter Programming Co., Ltd., which we refer to as JPC; and in Latin America principally through our subsidiary, Pramer S.C.A.
Operations

Europe — UnitedGlobalCom, Inc.
Our European operations are conducted primarily through UnitedGlobalCom, Inc. At December 31, 2004, we owned an approximate 53.6% common equity interest, representing an approximate 91.0% voting interest, in UGC. UGC is one of the largest broadband communications providers, in terms of aggregate number of subscribers and homes passed, outside the United States. UGC provides video distribution services and/or Internet access and telephony services in 16 countries worldwide.
UGC’s European operations are conducted through its wholly owned subsidiary, UGC Europe, Inc., which provides services in 13 countries in Europe. UGC Europe’s operations are currently organized into two principal divisions: UPC Broadband and chellomedia. Through its UPC Broadband division, UGC Europe provides video, high-speed Internet access and telephony services over its networks and operates the largest cable network in each of The Netherlands, France, Austria, Poland, Hungary, Czech Republic, Slovak Republic and Slovenia and the second largest cable network in Norway, in each case in terms of number of subscribers. UGC Europe’s high-speed Internet access service is provided over the UPC Broadband network infrastructure generally under the brand name chello. Depending on the capacity of the particular network, UGC Europe may provide up to seven tiers of high-speed Internet access. For information concerning the chellomedia division, see “— chellomedia and Other.”
Provided below is country-specific information with respect to the broadband distribution services of the UPC Broadband division:

The Netherlands
UGC Europe’s networks in The Netherlands, which we refer to as UGC-Netherlands, passed approximately 2.6 million homes and had approximately 2.3 million basic cable subscribers, 397,400 Internet subscribers and 182,100 telephony subscribers as of December 31, 2004. Over 30% of Dutch households receive at least analog cable service from UGC-Netherlands. UGC-Netherlands’ subscribers are located in six regional clusters, including the major cities of Amsterdam and Rotterdam. Its networks are approximately 95% upgraded to two-way capability, with approximately 94% of its basic cable subscribers served by a network with a bandwidth of at least 860 MHz.
UGC-Netherlands provides analog cable services to approximately 87% of its homes passed. Approximately 82% of UGC-Netherlands’ homes passed are capable of receiving digital cable service. UGC-Netherlands offers its digital cable subscribers a basic package of 58 channels with an option to subscribe for up to 15 additional general entertainment, movie, sports, music and ethnic channels and an electronic program guide. UGC-Netherlands’ digital cable service also offers 56 channels of near-video-on-demand, or “NVOD”, services and interactive services, including television-based email, to approximately 57% of its homes passed.
UGC-Netherlands offers seven tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 8 Mbps. Approximately 17% of its basic cable subscribers also receive its Internet access service, representing approximately 100% of its Internet subscribers.

Multi-feature telephony services are available from UGC-Netherlands to approximately 86% of its homes passed. Approximately 8% of its basic cable subscribers also receive its telephony services, representing approximately 100% of its telephony subscribers. In 2004, UGC-Netherlands began offering telephony services to its two-way homes passed by applying Voice-over-Internet Protocol or “VoIP.”
In early 2004, UGC-Netherlands launched self-install for all of its Internet access services, allowing subscribers to install the technology themselves and save money on the installation fee. UGC-Netherlands also launched self-install for its digital cable services in June 2004. Approximately 50% of its new Internet subscribers have chosen to self-install their new service, and approximately 30% of its new digital subscribers have chosen to self-install their new service.

France
UGC Europe’s networks in France (including Noos), which we refer to as UGC-France, passed approximately 4.6 million homes and had 1.5 million basic cable subscribers, 247,100 Internet subscribers and 66,600 telephony subscribers as of December 31, 2004. Its major operations are located in Paris and its suburbs including the Marne la Vallee area east of Paris, Strasbourg, Orleans, Le Mans, the suburbs of Lyon, the southeast region, and other operations spread throughout France. Its network is approximately 72% upgraded to two-way capability, with approximately 90% of its basic cable subscribers served by a network with a bandwidth of at least 750 MHz.
In 2004, UGC-France extended the reach of its digital cable platform, which is now available to approximately 90% of its homes passed. The digital platform offers a number of options in terms of packages — from 52 channels for the entry-level tier to more than 100 channels for the premium tier. Programming includes series, general entertainment, youth, sports, news, documentary, music, lifestyle and foreign channels. With all tiers, UGC-France offers a number of movie premium packages, a pay-per-view service, numerous “a la carte” channels and several Canal+ channels. UGC-France intends to migrate most of its analog cable subscribers to this new digital platform.
UGC-France offers three tiers of chello and Noos brand high-speed Internet access service with download speeds ranging from 512 Kbps to 10 Mbps. Approximately 12% of its basic cable subscribers also receive Internet service, representing approximately 75% of its Internet subscribers.
Multi-feature telephony services are available from UGC-France to approximately 15% of its homes passed.
Suez SA owns a 19.9% equity interest in UGC-France. Subject to the terms of a call option, the indirect wholly owned subsidiary of UGC that holds the remaining 80.1% equity interest in UGC-France, which we refer to as UGC France Holdco, has the right through June 30, 2005 to purchase from Suez all of its equity interest in UGC-France for €85,000,000, subject to adjustment, plus interest. The purchase price may be paid in cash, shares of UGC’s Class A common stock or shares of our Series A common stock. Subject to the terms of a put option, Suez may require UGC France Holdco to purchase Suez’s equity interest in UGC-France at specified times prior to or after July 1, 2007, July 1, 2008 or July 1, 2009 for the then fair market value of such equity interest or assist Suez in obtaining an offer to purchase its equity interest in UGC-France. UGC France Holdco also has the option to purchase Suez’s equity interest in UGC-France during specified periods shortly after July 1, 2007, July 1, 2008 and July 1, 2009 at the then fair market value of such equity interest, payable in cash or shares of our or UGC’s common stock.

Austria
UGC Europe’s networks in Austria, which we refer to as UGC-Austria, passed 946,900 homes and had 501,400 basic cable subscribers, 242,500 Internet subscribers and 152,500 telephony subscribers as of December 31. 2004. UGC-Austria’s subscribers are located in regional clusters encompassing the capital city of Vienna, two other regional capitals and two smaller cities. Each of the cities in which it operates owns, directly or indirectly, 5% of the local operating company of UGC-Austria. UGC-Austria’s network is almost entirely upgraded to two-way capability, with approximately 97% of its basic cable subscribers served by a network with a bandwidth of at least 750 MHz.

UGC-Austria provides a single offering to its analog cable subscribers that consists of 34 channels, mostly in the German language. UGC-Austria’s digital platform offers more than 100 basic and premium TV channels, plus NVOD, interactive services, television-based e-mail and an electronic program guide. UGC-Austria’s premium content includes first run movies and specific ethnic offerings, including Serb and Turkish channels.
UGC-Austria offers five tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 2.6 Mbps. UGC-Austria’s high-speed Internet access is available in all of the cities in its operating area. Approximately 37% of its basic cable subscribers also receive its Internet access service, representing approximately 76% of its Internet subscribers.
Multi-feature telephony services are available from UGC-Austria to approximately 96% of its homes passed. UGC-Austria offers basic dial tone service as well as value-added services. UGC-Austria also offers a bundled product of fixed line and mobile telephony services in cooperation with the third largest mobile phone operator in Austria under the brand “Take Two.” More than 100,000 of its telephony subscribers subscribe to this product. Approximately 22% of UGC-Austria’s basic cable subscribers also receive its telephony service, representing approximately 72% of its telephony subscribers.

Norway
UGC Europe’s networks in Norway, which we refer to as UGC-Norway, passed 486,600 homes and had 341,000 basic cable subscribers, 48,500 Internet subscribers and 22,900 telephony subscribers as of December 31, 2004. Its main network is located in Oslo and its other systems are located primarily in the southeast and along Norway’s southwestern coast. UGC-Norway’s networks are approximately 50% upgraded to two-way capability, with approximately 30% of its basic cable subscribers served by a network with a bandwidth of at least 860 MHz. Digital cable services are offered to approximately 39% of UGC-Norway’s homes passed.
UGC-Norway has a basic analog cable package with 15 channels and a plus-package with 23 channels. UGC-Norway’s highest analog tier, the total package, includes the plus-package and 12 additional channels. Customers can also subscribe to premium channels, such as movie, sports and ethnic channels. Approximately 60% of UGC-Norway’s basic cable subscribers consist of multi-dwelling units, or “MDUs”, with a discounted pricing structure.
UGC-Norway’s basic digital cable package consists of 29 channels. Its upper-level digital package includes an additional 21 channels. Subscribers to the basic digital cable package can subscribe to channels from the upper-level digital package for an additional fee. Different movie, sports, entertainment and ethnic channels may be selected from an a la carte menu for a per-channel fee. To complement its digital offering, UGC-Norway launched 48 channels of NVOD service in 2004.
UGC-Norway offers five tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 4 Mbps. Approximately 14% of its basic cable subscribers also receive its Internet service, representing approximately 100% of its Internet subscribers.
Multi-feature telephony services are available from UGC-Norway to approximately 31% of its homes passed. Approximately 7% of its basic cable subscribers also receive telephony service, representing approximately 100% of its telephony subscribers.

Sweden
UGC Europe’s network in Sweden, which we refer to as UGC-Sweden, passed 421,600 homes and had 292,300 basic cable subscribers and 76,000 Internet subscribers as of December 31, 2004. It operates in the greater Stockholm area on leased fiber from Stokab AB, a city controlled entity with exclusive rights to lay cable ducts for communications or broadcast services in the city of Stockholm. These lease terms vary from 10 to 25 years, and expire beginning in 2012 through 2018. Its network is approximately 67% upgraded to two-way capability, with all of its basic cable subscribers served by a network with a bandwidth of at least 550 MHz.

UGC-Sweden provides all of its basic cable subscribers with a lifeline service consisting of four “must-carry” channels. In addition to this lifeline service, UGC-Sweden offers an analog cable package with 12 channels and a digital cable package with up to 80 channels. Its program offerings include domestic, foreign, sport and premium movie channels, as well as digital event channels such as seasonal sport and real life entertainment events. Approximately 39% of the homes served by UGC-Sweden’s network subscribe to the lifeline analog cable service only. Approximately 13% of its basic cable subscribers are digital cable subscribers. To complement its digital offering, UGC-Sweden launched 24 channels of NVOD service in 2004.
UGC-Sweden offers five tiers of chello brand high-speed Internet access service with download speeds ranging from 128 Kbps to 8 Mbps. Approximately 26% of its basic cable subscribers subscribe to its Internet service, representing approximately 100% of its Internet subscribers.

Ireland
UGC Europe’s network in Ireland, which we refer to as UGC-Ireland, or Chorus, passed 317,300 homes and had 112,900 basic cable subscribers, 89,000 MMDS subscribers, 600 Internet subscribers and 500 telephony subscribers as of December 31, 2004. UGC-Ireland is Ireland’s largest cable and MMDS video service provider outside of Dublin, based on customers served. UGC-Ireland also distributes four Irish channels and produces a local sports channel.

Belgium
UGC Europe’s network in Belgium, which we refer to as UGC-Belgium, passed 155,500 homes and had 134,900 basic cable subscribers and 29,900 Internet subscribers as of December 31, 2004. Its operations are located in certain areas of Leuven and Brussels, the capital city of Belgium. UGC-Belgium’s network is fully upgraded to two-way capability, with all of its basic cable subscribers served by a network with a bandwidth of 860 MHz.
UGC-Belgium’s analog cable service, consisting of all Belgium terrestrial channels, regional channels and selected European channels, offers 41 channels in Brussels and 39 channels in Leuven. In both regions, UGC-Belgium offers an expanded analog cable package, including a “starters pack” of three channels that can be upgraded to 15 channels in Leuven and 17 channels in Brussels. This programming generally includes a selection of European and United States thematic satellite channels, including sports, kids, nature, movies and general entertainment channels. UGC-Belgium also distributes three premium channels that are provided by Canal+, two in Brussels and one in Leuven.
UGC-Belgium offers five tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 16 Mbps. Approximately 12% of its basic cable subscribers also receive Internet access service, representing approximately 56% of its Internet subscribers.
Through its indirect wholly owned subsidiary, Belgian Cable Holding, UGC Europe holds 78.4% of the common equity and 100% of the preferred equity of Belgian Cable Investors, L.L.C. Cable Partners Europe LLC, which we refer to as CPE, owns the remaining 21.6% of the common equity of Belgian Cable Investors. Belgian Cable Investors in turn holds an indirect 14.1% economic interest in Telenet Group Holding NV, and certain call options, expiring in 2007 and 2009, to acquire 11.6% and 17.6% respectively, of the outstanding equity of Telenet from existing shareholders. Belgian Cable Investors’ indirect 14.1% interest in Telenet results from its majority ownership of two entities, which we refer to as the InvestCos, that hold in the aggregate 18.99% of the common stock of Telenet, and a shareholders agreement among Belgian Cable Investors and three unaffiliated investors in the InvestCos that governs the voting and disposition of 21.36% of the common stock of Telenet, including the stock held by the InvestCos. Telenet is Belgium’s largest cable system operator in terms of number of subscribers.
Pursuant to the agreement with CPE governing Belgian Cable Investors, CPE has the right to require Belgian Cable Holdings to purchase all of CPE’s interest in Belgian Cable Investors for the appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. Belgian Cable Holdings has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to

Belgian Cable Holdings for appraised fair value during the first 30 days of every six-month period following December 2009.

Poland
UGC Europe’s networks in Poland, which we refer to as UGC-Poland, passed approximately 1.9 million homes and had approximately 1 million basic cable subscribers and 53,400 Internet subscribers as of December 31, 2004. UGC-Poland’s subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland, including Warsaw and Katowice. Approximately 30% of its networks are upgraded to two-way capability, with approximately 96% of its basic cable subscribers served by a network with a bandwidth of at least 550 MHz. UGC-Poland continues to upgrade portions of its network that have bandwidths below 550 MHz to bandwidths of at least 860 MHz.
UGC-Poland offers analog cable subscribers three packages of cable television service. Its lowest tier, the broadcast package, includes 4 to 12 channels and the intermediate package includes 13 to 22 channels. The higher tier, the full package, includes the broadcast package plus up to 30 additional channels with such themes as sports, kids, science/educational, news, film and music. For an additional monthly charge, UGC-Poland offers two premium television services, the HBO Poland service and Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels.
UGC-Poland offers three different tiers of chello brand high-speed Internet access service in portions of its network with download speeds ranging from 512 Kbps to 6 Mbps. UGC-Poland is currently expanding its Internet ready network in Warsaw, Krakow, Gdansk and Katowice and began providing Internet access services in Szczecin and Lublin in the second quarter of 2004. Approximately 5% of its basic cable subscribers also receive its Internet service, representing approximately 88% of its Internet subscribers.

Hungary
UGC Europe’s networks in Hungary, which we refer to as UGC-Hungary, passed approximately 1 million homes and had 720,900 basic cable subscribers, 140,400 DTH subscribers, 73,200 Internet subscribers and 68,900 telephony subscribers, as of December 31, 2004. Approximately 67% of its networks are upgraded to two-way capability, with 50% of its basic cable subscribers served by a network with a bandwidth of at least 750 MHz.
UGC-Hungary offers up to four tiers of analog cable programming services (between 4 and 60 channels) and two premium channels, depending on the technical capability of the network. Programming consists of the national Hungarian terrestrial broadcast channels and selected European satellite and local programming that consists of proprietary and third party channels.
UGC-Hungary offers three tiers of chello brand high-speed Internet access service with download speeds ranging from 512 Kbps to 3 Mbps. UGC-Hungary offers these broadband Internet services to 69,200 subscribers in fourteen cities, including Budapest. It also had 4,000 asymmetric digital subscriber line, or “ADSL”, subscribers at December 31, 2004. Approximately 6% of its basic cable subscribers also receive its Internet service, representing approximately 55% of its Internet subscribers.
Monor Telefon Tarsasag Rt., one of UGC-Hungary’s operating companies, offers traditional switched telephony services over a twisted copper pair network in the southeast part of Pest County. In 2004, UGC-Hungary began offering VoIP telephony services over its cable network in Budapest. As of December 31, 2004, UGC-Hungary had 68,900 telephony subscribers.

Czech Republic
UGC Europe’s network in the Czech Republic, which we refer to as UGC-Czech, passed 729,000 homes and had 295,700 basic cable subscribers, 90,100 DTH subscribers and 42,400 Internet subscribers as of December 31, 2004. Its operations are located in more than 80 cities and towns in the Czech Republic, including Prague and Brno, the two largest cities in the country. Approximately 44% of its networks are upgraded to two-way capability, with 40% of its basic cable subscribers served by a network with a bandwidth of at least 750 MHz. UGC-Czech offers two tiers of analog cable programming services, with up to 31 channels, and two premium channels.
UGC-Czech offers four tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 6 Mbps. Approximately 9% of its basic cable subscribers also receive its Internet service, representing approximately 64% of its Internet subscribers.

Romania
UGC Europe’s networks in Romania, which we refer to as UGC-Romania, passed 518,700 homes and had 357,000 basic cable subscribers, as of December 31, 2004. UGC-Romania’s systems served 34 cities in Romania with 75% of its subscriber base in six cities: Timisoara, Cluj, Ploiesti, Focsani, Bacau and Botosani. UGC-Romania is currently test marketing, on a limited basis, an Internet access product in two of its main systems. Approximately 1% of its networks are upgraded to two-way capability, with 75% of its basic cable subscribers served by a network with a bandwidth of at least 550 MHz. UGC-Romania continues to upgrade its medium size systems to 550 MHz.
UGC-Romania offers analog cable service with 24 to 36 channels in all of its cities, which include Romanian terrestrial broadcast channels, European satellite programming and regional local programming. Three extra basic packages of 6 to 18 channels each are offered in Timisoara, Ploiesti, Cluj and Bacau. Premium Pay TV (HBO Romania) is offered in 13 cities.

Slovak Republic
UGC Europe’s network in the Slovak Republic, which we refer to as UGC-Slovak, passed 413,200 homes and had 250,300 basic cable subscribers, 14,600 DTH subscribers, 32,200 MMDS subscribers and 9,200 Internet subscribers as of December 31, 2004. Approximately 41% of its networks are upgraded to two-way capability, with 25% of its basic cable subscribers served by a network with a bandwidth of at least 750 MHz. In some areas like Bratislava, the capital city, its network is 98% upgraded to two-way capability.
UGC-Slovak offers two tiers of analog cable service and three premium services. Its lower-tier, the lifeline package, includes 4 to 9 channels. UGC-Slovak’s most popular tier, the basic package, includes 16 to 42 channels that generally offer all Slovak terrestrial, cable and local channels, selected European satellite programming and other third-party programming. For an additional monthly charge, UGC-Slovak offers three premium services — HBO, Private Gold and the UPC Komfort package consisting of six thematic third-party channels.
In Bratislava, UGC-Slovak offers five tiers of chello brand high-speed Internet access service with download speeds ranging from 256 Kbps to 4 Mbps. Approximately 3% of its basic cable subscribers also receive Internet access service, representing approximately 85% of its Internet subscribers.

Slovenia
UGC Europe’s network in Slovenia, acquired in February 2005, which we refer to as UGC-Slovenia, is the largest broadband communications provider in Slovenia in terms of number of subscribers, with over 100,000 basic cable subscribers and 10,000 Internet subscribers at December 31, 2004.
UGC-Slovenia offers analog cable service and one premium movie service. UGC-Slovenia’s most popular tier, the basic package, includes on average 50 video and 20 radio channels and generally offers all Slovenian terrestrial, cable and local channels, selected European satellite programming and other third-party programming. For an additional monthly charge, UGC-Slovenia offers one premium movie service.
UGC-Slovenia offers five tiers of high-speed Internet access service with download speeds ranging from 128 Kbps to 2 Mbps.

chellomedia and Other
UGC Europe’s chellomedia division provides interactive digital products and services, produces and markets thematic channels, operates UGC Europe’s digital media center, operates a competitive local exchange carrier business under the brand name Priority Telecom and owns or manages UGC’s investments in various businesses in Europe. Below is a description of the operations of the chellomedia division:

•	Interactive Services. We expect the development of interactive television services to play an important role in increasing subscriptions to UGC Europe’s digital television offerings. The chellomedia division’s Interactive Services Group is responsible for developing its core digital products, such as an electronic program guide, walled garden, television-based email, and PC/ TV portals as well as other television and PC-based applications supporting various areas, including communications services and enhanced television services. A base set of interactive services has been launched by UGC-Netherlands and UGC-Austria, as discussed above.

•	Transactional Television. Transactional television, branded as “Arrivo,” is another component of UGC Europe’s digital service offerings. UGC-Netherlands currently offers 42 channels of NVOD programming and UGC-Austria currently offers 56 channels of NVOD programming. Arrivo provides digital customers with a wide range of Hollywood blockbusters and other movies. Arrivo is also in the process of developing video-on-demand, or “VOD”, services for UGC Europe’s UPC Broadband division and third-party cable operators. The VOD service will provide VOD subscribers with enhanced playback functionality and will give subscribers access to a broad array of on-demand programming, including movies, live events, local drama, music videos, kids programming and adult programming.

•	Pay Television. UPCtv, a wholly owned subsidiary of UGC Europe, produces and markets its own pay television products, currently consisting of three thematic channels. The channels target the following genres: extreme sports and lifestyles; women’s information and entertainment; and real life documentaries. All three channels originate from UGC Europe’s digital media center, or “DMC,” located in Amsterdam. The DMC is a technologically advanced production facility that services UPCtv and third-party clients with channel origination, post-production and satellite and fiber transmission. The DMC delivers high-quality, customized programming by integrating different video elements, languages (either in dubbed or sub-titled form) and special effects, then transmits the final product to various customers in numerous countries through affiliated and unaffiliated cable systems and DTH platforms.

•	Priority Telecom. Priority Telecom is a facilities-based business telecommunications provider that provides voice services, high-speed Internet access, private data networks and customized network services to over 7,000 business customers primarily in its core metropolitan markets in The Netherlands, Austria and Norway. UGC Europe owns an approximate 72% economic interest in Priority Telecom.

•	Investments. Chellomedia is an investor in branded equity ventures for the development of country-specific programming, including Iberian Programming Services, Xtra Music, MTV Networks Polska, Fox Kids Poland and Sports 1. In January 2005, chellomedia acquired an 87.5% interest in Zone Vision Networks Ltd. Zone Vision owns and operates three thematic programming channels, Reality TV, Europa Europa and Romantica, which are broadcast in over 125 countries in 18 languages, and represents over 30 international programming channels. Zone Vision’s minority shareholders have the right to put 60% of their 12.5% shareholding to chellomedia on the third anniversary, and 100% of their shareholding on the fifth anniversary, of completion of the transaction. Chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the fair market value of the shareholdings purchased.

Chellomedia also owns or manages UGC’s minority interests in other European businesses. These include a 25% interest in PrimaCom AG, which owns and operates a cable television and broadband network in Germany and The Netherlands; a 50% interest in Melita Cable PLC, the only cable television and broadband network in Malta; a 25% interest in Telewizyjna Korporacja Partycypacyjna

S.A., a DTH programming platform in Poland; and the recently acquired indirect investment in Telenet Group Holding NV through Belgian Cable Investors.

Standstill Agreement with UGC.
We have entered into a standstill agreement with UGC pursuant to which we may not acquire more than 90% of UGC’s outstanding common stock unless we make an offer or otherwise effect a transaction to acquire all of the outstanding common stock of UGC not already owned by us. Under certain circumstances, such an offer or transaction would require an independent appraisal to determine the price to be paid to shareholders unaffiliated with our company. In addition, we are entitled to preemptive rights with respect to certain issuances of UGC common stock.

Europe — Other
We also own approximately 27% of the outstanding shares of The Wireless Group plc, which represents an approximate 22% economic interest. The Wireless Group is a commercial radio group in the United Kingdom that operates talkSPORT, a nationwide commercial radio station dedicated to sports, in addition to local and regional stations in North West England, South Wales and Scotland.
UGC owns an approximate 19% equity interest in SBS Broadcasting S.A., a European commercial television and radio broadcasting company.

Japan
Our Japanese operations are conducted primarily through LMI/ Sumisho Super Media, LLC and its subsidiary Jupiter Telecommunications Co., Ltd., and through Jupiter Programming Co., Ltd. As of December 31, 2004, we owned a 69.68% ownership interest in Super Media and Super Media owned a 65.23% ownership interest in J-COM. As a result of a change in governance of Super Media that occurred on February 18, 2005, we began accounting for Super Media and J-COM as consolidated subsidiaries, effective as of January 1, 2005. As of December 31, 2004, we owned a 50% ownership interest in our affiliate JPC.

Jupiter Telecommunications Co., Ltd.
J-COM is a leading broadband provider of bundled entertainment, data and communication services in Japan. J-COM is currently the largest multiple-system operator, or “MSO”, in Japan, as measured by the total number of homes passed and customers. J-COM operates its broadband networks through 19 managed local cable companies, which J-COM refers to as its managed franchises, 16 of which were consolidated subsidiaries as of December 31, 2004. J-COM owned a 45% equity interest and a 50% equity interest in two of its three unconsolidated managed franchises and had no equity interest in the remaining managed franchise, Chofu Cable, Inc., as of December 31, 2004. On February 25, 2005, J-COM acquired an aggregate 92% ownership interest in Chofu Cable, including an approximate 31% ownership interest acquired from us. As of December 31, 2004, J-COM’s three unconsolidated managed franchises (including Chofu Cable) served approximately 139,800 basic cable subscribers, 52,800 Internet subscribers and 46,500 telephony subscribers.
Eighteen of J-COM’s managed franchises are clustered around three metropolitan areas of Japan, consisting of the Kanto region (which includes Tokyo), the Kansai region (which includes Osaka and Kobe) and the Kyushu region (which includes Fukuoka and Kita-Kyushu). In addition, J-COM owns and manages a local franchise in the Sapporo area of Japan that is not part of a cluster.
Each managed franchise consists of headend facilities receiving television programming from satellites, traditional terrestrial television broadcasters and other sources, and a distribution network composed of a combination of fiber-optic and coaxial cable, which transmits signals between the headend facility and the customer locations. Almost all of J-COM’s networks are upgraded to two-way capability, with all of its cable subscribers served by a system with a bandwidth of 750 or 770 MHz. J-COM provides its managed franchises with experienced personnel, operating and administrative services, sales and marketing, training, programming and equipment procurement assistance and other management services. Each of J-COM’s managed franchises uses J-COM’s centralized customer management system to support sales, customer and technical services, customer call centers and billing and collection services.
J-COM offers analog and digital cable services in all of its managed franchises. J-COM’s basic analog service consists of approximately 47 channels of cable programming, not including premium services. A typical channel line-up includes popular channels in the Japanese market such as Movie Plus, a top Japanese movie channel, the Shop Channel, a home-shopping network, J Sports 1, 2 and 3, three popular sports channels, the Discovery Channel, the Golf Network, the Disney Channel and Animal Planet, in addition to retransmission of analog terrestrial and satellite television broadcasts. J-COM’s basic digital service currently includes approximately 59 channels of cable programming, not including audio and data channels and premium services. The channel line-up for the basic digital service is generally similar to the channel line-up for the basic analog service, but digital broadcasts can be offered in high-definition television format. For an additional fee, digital cable subscribers may also receive up to 9 pay-per-view channels not available to J-COM’s analog cable subscribers. J-COM also offers both its basic analog and digital subscribers optional subscriptions for an additional fee to premium channels, including movies, sports, horseracing and other special entertainment programming, either individually or in packages. J-COM offers package discounts to customers who subscribe to bundles of J-COM services. In addition to the services offered to its cable television subscribers, J-COM also provides terrestrial broadcast retransmission services to approximately 3.0 million additional households in its managed franchises as of December 31, 2004.
J-COM offers high-speed Internet access in all of its managed franchises through its wholly owned subsidiary, @NetHome Co., Ltd, and through its affiliate, Kansai Multimedia Services. J-COM holds a 25.8% interest in Kansai Multimedia, which provides high-speed Internet access in the Kansai region of Japan. These Internet access services offer downstream speeds of either 8 Mbps or 30 Mbps. At December 31, 2004, approximately 37% of the basic cable subscribers in J-COM’s consolidated managed franchises also received Internet service, representing approximately 77% of the Internet subscribers in such franchises.
J-COM currently offers telephony services over its own network in 14 of its consolidated franchise areas. In these franchise areas, J-COM’s headend facilities contain equipment that routes calls from the local network to J-COM’s telephony switches, which in turn transmit voice signals and other information over the network. J-COM currently provides a single line to the majority of its telephony customers, most of whom are residential customers. J-COM charges its telephony subscribers a flat fee for basic telephony service (together with charges for calls made) and offers additional premium services, including call-waiting, call-forwarding, caller identification and three way calling, for a fee. At December 31, 2004, approximately 38% of the basic cable subscribers in J-COM’s consolidated managed franchises also received telephony service, representing approximately 78% of the telephony subscribers in such franchises. In February 2005, J-COM started a trial telephony service using VoIP technology in its Sapporo franchise.
In addition to its 19 managed franchises, J-COM owns non-controlling equity interests, between 5.5% and 20.4%, in three cable franchises and an MSO that are operated and managed by third-party franchise operators.
J-COM sources its programming through multiple suppliers including its affiliate, JPC. J-COM’s relationship with JPC enables the two companies to work together to identify and bring key programming genres to the Japanese market and to expedite the development of quality programming services. J-COM and JPC each currently owns a 50% interest in Jupiter VOD Co., Ltd., a joint venture formed in 2004 to obtain video-on-demand, or “VOD”, programming content to offer VOD services to J-COM franchises. J-COM began offering VOD services to its digital customers on a trial basis in 2004 and anticipates rolling-out VOD service in all of its franchises in 2005. Because J-COM is usually a programmer’s largest cable customer in Japan, J-COM is generally able to negotiate favorable terms with its programmers.
Our interest in J-COM is currently held through Super Media, an entity that is owned 69.68% by us and 30.32% by Sumitomo Corporation. Pursuant to a contribution agreement between Sumitomo and us, on December 28, 2004, our 45.45% ownership interest in J-COM and a majority of Sumitomo’s 32% ownership interest in J-COM were combined in Super Media. Prior to the contribution agreement closing, Super Media was our wholly owned subsidiary and owned a portion of our ownership interest in J-COM. At closing of the contribution agreement, our remaining ownership interest in J-COM owned by four of our other subsidiaries and a 19.78% ownership interest in J-COM owned by Sumitomo were contributed to Super Media, bringing Super Media’s total ownership interest in J-COM to 65.23% as of the contribution closing date. Subject to certain conditions, Sumitomo has the obligation to contribute substantially all of its remaining 12.25% ownership interest in J-COM to Super Media during 2005. Also, Sumitomo and we are generally required to contribute to Super Media any additional shares of J-COM that either of us acquires and to permit the other party to participate in any additional acquisition of J-COM shares during the term of Super Media.
Our interest in Super Media is held through five separate corporations, four of which are wholly owned. Several individuals, including two of our executive officers and one of our directors, own common stock representing an aggregate of 20% of the common equity in the fifth corporation, which owns an approximate 5.4% interest in J-COM through its ownership in Super Media.
Super Media is managed by a management committee consisting of two members, one appointed by us and one appointed by Sumitomo. Effective upon J-COM’s announcement on February 18, 2005 of an initial public offering of its common shares in Japan, the management committee member appointed by us has a casting or tie-breaking vote with respect to any management committee decision that we and Sumitomo are unable to agree on (with the exception of the terms of any initial public offering of J-COM shares), which casting vote will remain in effect for the term of Super Media. Certain decisions with respect to Super Media require the consent of both members rather than the management committee. These include a decision to engage in any business other than holding J-COM shares, sell J-COM shares, issue additional units in Super Media, make in-kind distributions or dissolve Super Media, in each case other than as contemplated by the Super Media operating agreement.
Because of our casting vote, we indirectly control J-COM through our control of Super Media, which owns a controlling interest in J-COM, and therefore consolidate J-COM’s results of operations for accounting purposes. Super Media will be dissolved five years after our casting vote became effective unless Sumitomo and we mutually agree to extend the term. Super Media may also be dissolved earlier under certain circumstances.
Our other primary partner in J-COM is Microsoft Corporation, which held a 19.5% beneficial ownership interest in J-COM as of December 31, 2004. Super Media has succeeded to all of our rights and substantially all of Sumitomo’s rights under the current J-COM stockholders agreement with Microsoft, which agreement continues in effect until the earlier to occur of an initial public offering of J-COM shares or February 12, 2008. Pursuant to that agreement, each of Super Media, Sumitomo and Microsoft have granted to the other a right of first offer with respect to any transfer of our respective interests in J-COM to a third party. Microsoft also has tag-along rights with respect to certain sales of J-COM stock by Super Media, and Super Media has drag-along rights as to Microsoft with respect to certain sales of its J-COM stock. Super Media is also entitled to certain preemptive rights with respect to any new issuance of J-COM securities.
While Super Media effectively has the ability to elect J-COM’s entire board, Super Media, Sumitomo and Microsoft have agreed, pursuant to the J-COM stockholders agreement described above, to vote their respective shares in favor of the election to J-COM’s board of two non-executive directors designated by Microsoft. Microsoft also has the right to challenge certain types of transactions and to require review by an independent advisor based on specified criteria. Pursuant to the Super Media Operating Agreement, Super Media is required to vote its J-COM shares in favor of the election to J-COM’s board of three non-executive directors designated by Sumitomo and three non-executive directors designated by us.

Jupiter Programming Co., Ltd.
JPC is a joint venture between Sumitomo and us that primarily develops, manages and distributes pay television services in Japan on a platform-neutral basis through various distribution infrastructures, principally cable and DTH service providers. As of December 31, 2004, JPC owned five channels through wholly or majority-owned subsidiaries and had investments ranging from approximately 10% to 50% in eleven additional channels. JPC’s majority owned channels are a movie channel (Movie Plus), a golf channel (Golf Network), a shopping channel (Shop Channel, in which JPC has a 70% interest and Home Shopping Network has a 30%

interest), a women’s entertainment channel (LaLa TV), and a video game information channel (Channel BB). Channels in which JPC holds investments include three sports channels owned by J Sports Broadcasting Corporation, a 43% owned joint venture with News Television B.V., Sony Broadcast Media Co. Ltd, Fuji Television Network, Inc. and SOFTBANK Broadmedia Corporation; Animal Planet Japan, a one-third owned joint venture with Discovery and BBC Worldwide; Discovery Channel Japan, a 50% owned joint venture with Discovery; and AXN Japan, a 35% owned joint venture with Sony. JPC provides affiliate sales services and in some cases advertising sales and other services to channels in which it has an investment for a fee.
The market for multi-channel television services in Japan is highly complex with multiple cable systems and direct-to-home satellite platforms. Cable systems in Japan served approximately 17.0 million homes at December 31, 2004. A large percentage of these homes, however, are served by systems (referred to as compensation systems) whose service principally consists of retransmitting free TV services to homes whose reception of such broadcast signals has been blocked. Higher capacity systems and larger cable systems that offer a full complement of cable and broadcast channels, of which J-COM is the largest in terms of subscribers, currently serve approximately 5.4 million households. The majority of channels in which JPC holds an interest are marketed as basic television services to cable system operators, with distribution at December 31, 2004 ranging from approximately 14.4 million homes for Shop Channel (which is carried in many compensation systems and on VHF as well as in multi-channel cable systems) to approximately 1.9 million homes for more recently launched channels, such as Animal Planet Japan. Channel BB, which was acquired by JPC in December 2004, has negligible cable distribution.
Each of the channels in which JPC has an interest is also currently offered on SkyPerfecTV1, a digital satellite platform that delivers approximately 180 channels a la carte and in an array of basic and premium packages, from two satellites operated by JSAT Corporation. Each of the channels, except for Channel BB, is also offered on SkyPerfecTV2, another satellite platform in Japan, which delivers a significantly smaller number of channels. Under Japan’s complex regulatory scheme for satellite broadcasting, a person engaged in the business of broadcasting programming must obtain a broadcast license that is perpetual, although subject to revocation by the relevant governmental agency, and then lease from a satellite operator the bandwidth capacity on satellites necessary to transmit the programming to cable and other distributors and direct-to-home satellite subscribers. In the case of distribution of JPC’s 33% or greater owned channels on SkyPerfecTV1, these licenses and satellite capacity leases are held through its subsidiary, Jupiter Satellite Broadcasting Corporation, or “JSBC,” except for AXN Japan, Channel BB and the J Sports Broadcasting channels which hold their own licenses. The broadcast licenses and satellite capacity leases for those of JPC’s 33% or greater owned channels that are delivered by SkyPerfecTV2 are held by four other companies that are majority owned by unaffiliated entities. JSBC’s leases with JSAT for bandwidth capacity on JSAT’s two satellites expire between 2006 and 2011. The leases for bandwidth capacity with respect to the SkyPerfecTV2 platform expire between 2012 and 2014. JSBC and other licensed broadcasters then contract with the platform operator, such as SkyPerfecTV, for customer management and marketing services (sales and marketing, billing and collection) and for encoding services (compression, encoding and multiplexing of signals for transmission) on behalf of the licensed channels. The majority of channels in which JPC holds an interest are marketed as basic television services to DTH subscribers with distribution at December 31, 2004 ranging from 3.2 million homes for Shop Channel (which is carried as a free service to all DTH subscribers) to 281,000 homes for more recently launched channels, such as Animal Planet Japan.
Approximately 83% of JPC’s consolidated revenue for 2004 was attributable to retail revenue generated by the Shop Channel. Cable operators are paid distribution fees to carry the Shop Channel, which are either fixed rate per subscriber fees or the greater of fixed rate per subscriber fees and a percentage of revenue generated through sales to the cable operator’s viewers. SkyPerfecTV is paid fixed rate per subscriber distribution fees to provide the Shop Channel to its DTH subscribers. After Shop Channel, the J Sports Broadcasting channels generate the most revenue of the channels in which JPC has an interest. The majority of this revenue is derived from cable and satellite subscriptions. Currently, advertising sales are not a significant component of JPC’s revenue.

Sumitomo and we each own a 50% interest in JPC. Pursuant to a stockholders agreement we entered into with JPC and Sumitomo, Sumitomo and we each have preemptive rights to maintain our respective equity interests in JPC, and Sumitomo and we each appoint an equal number of directors provided we maintain our equal ownership interests. No board action may be taken with respect to certain material matters without the unanimous approval of the directors appointed by us and Sumitomo, provided that Sumitomo and we each own 30% of JPC’s equity at the time of any such action. Sumitomo and we each hold a right of first refusal with respect to the other’s interests in JPC, and Sumitomo and we have each agreed to provide JPC with a right of first opportunity with respect to the acquisition of more than a 10% equity position in, or the management of or any similar participation in, any programming business or service in Japan and any other country to which JPC distributes its signals, in each case subject to specified limitations.

Japan — Other
At December 31, 2004, we also owned an approximate 35% indirect ownership interest in Mediatti Communications, Inc. Mediatti is a provider of cable television and high speed Internet access services in Japan that served approximately 91,500 basic cable subscribers and 50,500 Internet subscribers at December 31, 2004. Our interest in Mediatti is held through Liberty Japan MC, LLC, a company of which we own approximately 93.1% and Sumitomo Corporation owns approximately 6.9%. Sumitomo has the option until February 2006 to increase its ownership interest in Liberty Japan MC to up to 50%.
Liberty Japan MC owns a 36.4% voting interest in Mediatti Communications and an additional 0.87% interest that has limited veto rights. Liberty Japan MC has the option until February 2006 to acquire from Mediatti up to 9,463 additional Mediatti shares at a price of ¥290,000 per share. If such option is fully exercised, Liberty Japan MC’s interest in Mediatti will be approximately 46%. The additional interest that Liberty Japan MC has the right to acquire may initially be in the form of non-voting Class A shares, but it is expected that any Class A shares owned by Liberty Japan MC will be converted to voting common stock.
Liberty Japan MC, Olympus Mediacom L.P. and two minority shareholders of Mediatti have entered into a shareholders agreement pursuant to which Liberty Japan MC has the right to nominate three of Mediatti’s seven directors and which requires that significant actions by Mediatti be approved by at least one director nominated by Liberty Japan MC.
The Mediatti shareholders who are party to the shareholders agreement have granted to each other party whose ownership interest is greater than 10%, a right of first refusal with respect to transfers of their respective interests in Mediatti. Each shareholder also has tag-along rights with respect to such transfers. Olympus Mediacom has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair market value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair market value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at fair market value. If both the Olympus put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.

Australia
We also own minority interests in broadband distributors and video programmers operating in Australia. UGC owns an indirect approximate 34% equity interest in Austar United Communications Ltd. Austar United provides pay television services, Internet access and mobile telephony services to subscribers in regional and rural Australia and the capital cities of Hobart and Darwin. In addition, we own an approximate 20% equity interest in Premium Movie Partnership, which supplies three premium movie-programming channels to the major subscription television distributors in Australia. PMP’s partners include Showtime, Twentieth Century Fox, Sony Pictures, Paramount Pictures and Universal Studios.

Latin America
Our Latin American operations are conducted primarily through VTR GlobalCom S.A., a wholly owned subsidiary of UGC, and our wholly owned subsidiaries Liberty Cablevision of Puerto Rico Ltd. and Pramer S.C.A. UGC also has subsidiaries that are broadband providers operating in Brazil and Peru.
Many countries in Latin America have experienced ongoing recessionary conditions during the past five years. Among these countries, Argentina, in which certain of LMI’s businesses offer programming services, may have been the most harshly affected. Argentina has experienced severe economic and political volatility since 2001. Effective January 2002, the Argentine government eliminated the historical exchange rate of one Argentine peso to one U.S. dollar (the “peg rate”). The value of the Argentine peso dropped significantly on the date the peg rate was eliminated and dropped further through 2002. As a result, our businesses in Argentina have experienced significant negative effects on their financial results. In many cases, their customers reduced spending or extended payments, while their lenders tightened credit criteria. We cannot predict how much longer these recessionary conditions will last, nor can we predict the future impact of these conditions on the financial results of our businesses that operate in Latin America.

VTR GlobalCom S.A.
UGC’s primary Latin American operation, VTR GlobalCom S.A., which we refer to as VTR, is Chile’s largest multi-channel television and high-speed Internet access provider in terms of homes passed and number of subscribers, and Chile’s second largest provider of residential telephony services, in terms of lines in service. VTR provides services in Santiago, Chile’s largest city, the large regional cities of Iquique, Antofagasta, Concepción, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. Approximately 96% of its video subscribers are served via wireline cable, with the remainder via MMDS technologies. VTR’s network is approximately 60% upgraded to two-way capability, with 65% of its basic cable subscribers served by a network with a bandwidth of at least 750 MHz. VTR has an approximate 70% market share of cable television services throughout Chile and an approximate 51% market share within Santiago.
VTR’s channel lineup consists of 52 to 68 channels segregated into two tiers of analog cable service: a basic service with 52 to 57 channels and a premium service with 11 channels. VTR offers basic tier programming similar to the basic tier program lineup in the United States, including more premium-like channels such as HBO, Cinemax and Cinecanal on the basic tier. As a result, subscription to its existing premium service package is limited because its basic analog package contains similar channels. VTR obtains programming from the United States, Europe, Argentina and Mexico. Domestic cable television programming in Chile is only just beginning to develop around local events such as soccer matches.
VTR offers several alternatives of always on, unlimited-use high-speed Internet access to residences and small/home offices under the brand name Banda Ancha in 22 communities within Santiago and 12 cities outside Santiago. Subscribers can purchase one of five services with download speeds ranging from 128 Kbps to 2.4 Mbps. For a moderate to heavy Internet user, VTR’s Internet service is generally less expensive than a dial-up service with its metered usage. To provide more flexibility to the user, VTR also offers Banda Ancha Flex, where a low monthly flat fee includes the first 200 minutes, with metered usage above 200 minutes. Approximately 33% of VTR’s basic cable subscribers also receive Internet service, representing approximately 95% of its Internet subscribers.
VTR offers telephony service to customers in 22 communities within Santiago and seven cities outside Santiago. VTR offers basic dial tone service as well as several value-added services. VTR primarily provides service to residential customers who require one or two telephony lines. It also provides service to small businesses and home offices. In 2004, VTR began offering telephony services to its two-way homes passed by applying VoIP. Approximately 40% of VTR’s basic cable subscribers also receive telephony service, representing approximately 65% of its telephony subscribers.
On January 23, 2004, we, Liberty and CristalChile Comunicaciones S.A., our partner in Metrópolis-Intercom S.A., a cable operator in Chile, entered into an agreement pursuant to which each agreed to use its respective commercially reasonable efforts to combine the businesses of Metrópolis and VTR, in an effort to facilitate the provision of enhanced services to cable and telecommunications consumers in the Chilean marketplace. The combination is subject to certain conditions, including the execution of definitive agreements, Chilean regulatory approval, the approval of our board of directors and the boards of directors of CristalChile, VTR and UGC (including, in the case of UGC, the independent members of UGC’s board of directors) and the receipt of necessary third party approvals and waivers. The Chilean antitrust authorities approved the combination in October 2004. An action was filed with the Chilean Supreme Court seeking to reverse such approval, but the action was dismissed on March 10, 2005. We, CristalChile and UGC are currently negotiating the terms of the definitive agreements for the combination. If the proposed combination is consummated as contemplated, UGC will own 80% of the voting and equity rights in the combined entity, CristalChile will own the remaining 20% and we will receive a promissory note from the combined entity. CristalChile will have the right to elect 1 of the 5 members of the combined entity’s board and will have veto rights over certain material decisions for so long as CristalChile owns at least a 10% equity interest in the combined entity. In addition, CristalChile will have a put right which will allow CristalChile to require UGC to purchase all, but not less than all, of its interest in the combined entity at the fair market value of the interest, subject to a minimum price, which put right will end on the tenth anniversary of the combination. Liberty has agreed to perform UGC’s obligations under CristalChile’s put if UGC does not do so. We have agreed to indemnify Liberty against its obligations with respect to CristalChile’s put right.

Liberty Cablevision of Puerto Rico Ltd.
Liberty Cablevision of Puerto Rico Ltd., our wholly owned subsidiary, is one of Puerto Rico’s largest cable television operators based on number of subscribers. Liberty Cablevision of Puerto Rico operates three head ends, serving the communities of Luquillo, Arecibo, Florida, Caguas, Humacao, Cayey and Barranquitas and 30 other municipalities. In portions of its network, Liberty Cablevision of Puerto Rico also offers high speed Internet access and cable telephony services. Liberty Cablevision of Puerto Rico’s network is approximately 94% upgraded to two-way capability, with all of its basic cable subscribers served by a system with a bandwidth of at least 550 MHz.
Liberty Cablevision of Puerto Rico provides subscribers with 61 analog channels. Liberty Cablevision of Puerto Rico also offers 48 digital channels, 46 premium channels, 46 pay-per-view channels and 33 digital music channels. Liberty Cablevision of Puerto Rico obtains programming primarily from international sources, including suppliers from the United States.
Liberty Cablevision of Puerto Rico offers four tiers of high-speed Internet access with download speeds ranging from 64 Kbps to 1.5 Mbps. Approximately 14% of Liberty Cablevision of Puerto Rico’s basic cable subscribers also receive Internet service, representing approximately 82% of its Internet subscribers.
Liberty Cablevision of Puerto Rico has begun offering telephony service using IP-based technology. Currently, 7% of Liberty Cablevision of Puerto Rico’s basic cable subscribers also receive telephony service, representing approximately 95% of its telephony subscribers.

Pramer S.C.A.
Pramer S.C.A., a wholly owned subsidiary of LMI, is an Argentine programming company which supplies programming services to cable television and DTH satellite distributors in Latin America and Spain. At December 31, 2004, Pramer owned or had an equity interest in 11 channels and produced, marketed, distributed or otherwise represented 12 additional channels, including two of Argentina’s five terrestrial broadcast stations. Subscription units for 2004 ranged from approximately 24,000 for the smallest premium service to approximately 9.6 million for the most popular basic service. Pramer’s wholly owned channels include Canal (a), the first Latin-American quality arts channel, Film & Arts, offering quality films, concerts, operas and interviews with artists, elgourmet.com, a channel for the lovers of “the good things in life,” and Magic Kids, an entertainment children’s channel, all of which are offered as basic television services. Pramer’s represented channels include Hallmark and Cosmopolitan Channel (in which we own a 50% interest through another subsidiary).

Pramer’s affiliation agreements with cable television and satellite distributors provide for payments based on the number of subscribers that receive Pramer’s services. Cablevisión S.A., an Argentine cable provider, represented approximately 13% of Pramer’s consolidated revenue for 2004. Pramer’s affiliation agreement with Cablevisión expired in December 2004. The parties have agreed to extend this agreement until June 30, 2005 with Cablevisión paying Pramer a fixed monthly fee which represents an approximate 35% discount from the applicable fees in 2004. During this period, the parties will seek to negotiate a new affiliation agreement.
Pramer handles affiliate sales for the 12 channels it represents and advertising sales for 6 of such channels. Pramer collects the revenue for the represented channels and pays the channel owners either a fixed fee or a fee based on amounts collected. Pramer’s representation of the Hallmark channel, including the provision of satellite uplinking and other services, accounted for approximately 9% of Pramer’s consolidated revenue for 2004. The representation agreement for the Hallmark channel expires on December 31, 2005, subject to earlier termination under certain circumstances.
Pramer has two sources of content: rights that are purchased from various distributors and its own productions. Pramer’s own productions are usually contracted with independent producers.
All of Pramer’s satellite transponder capacity is provided pursuant to contracts expiring in 2014.

Latin America — Other
Our 50% owned affiliate, Metrópolis-Intercom S.A. is Chile’s second largest cable operator based on the number of subscribers served. Metrópolis operates cable systems in nine of the most densely populated cities within Chile, including Santiago (the capital of Chile), Viña del Mar, Concepción and Temuco. At December 31, 2004, Metrópolis served approximately 224,800 basic cable subscribers, 38,200 Internet subscribers and 10,800 telephony subscribers.
CristalChile Comunicaciones S.A., a large publicly traded Chilean company with significant media interests, and we each own a 50% interest in Metrópolis. The board of directors of Metrópolis consists of eight members. CristalChile and we each designate one-half of the directors of Metrópolis and almost all actions by the board require the consent of representatives of each partner. LMI has given CristalChile the right to control the day-to-day operations of Metrópolis.
As discussed under “— VTR GlobalCom S.A.” above, we, Liberty and CristalChile have entered into an agreement pursuant to which each has agreed to use its commercially reasonable efforts to combine the businesses of Metrópolis and VTR. The combination is subject to certain conditions. If the combination does not occur, we and CristalChile have each agreed to fund its pro rata share of a capital call sufficient to retire Metrópolis’ local debt facility, and to amend the existing agreement governing the parties’ relationship with respect to Metrópolis. Among other things, our approval rights as an owner of Metrópolis will be limited to certain material matters, including material related party transactions, but will not include the adoption of budgets or business plans or the making of capital calls. CristalChile will have a call right with respect to our interest in Metrópolis, subject to a minimum price, and for so long as CristalChile owns directly or indirectly 50% or more of the shares of Metrópolis, CristalChile will have a drag-along right, subject to a minimum purchase price, with respect to our interest in Metrópolis in connection with a bona fide sale of all of its and its affiliates’ direct interest in Metrópolis. We will have tag-along rights in connection with sales by CristalChile or its affiliates of any of their direct interests in Metrópolis. Neither party will have a put right to the other party of its interest in Metrópolis.
Our majority owned subsidiary, Liberty Programming Argentina, LLC, owns a 40% equity interest in Torneos y Competencias, an independent producer of Argentine sports and entertainment programming that, through various affiliates, operates a sports programming cable channel; commercializes rights to televise sporting events via cable, satellite and broadcast television, and manages two sports magazines and several thematic soccer bars. We also own a 10.6% equity interest in Fox Pan American Sports LLC, a joint venture that develops and operates multiple Spanish language subscription television and radio services comprised predominantly of sports programming. Fox Pan American Sports is a principal customer of Torneos.

Regulatory Matters

Overview
Video distribution, Internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union or “EU.” Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and open-network obligations, and restrictions on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.
Foreign regulations affecting distribution and programming businesses fall into several general categories. Our businesses are required to obtain licenses, permits or other governmental authorizations from (or to notify or register with) relevant local or regulatory authorities to own and operate their respective distribution systems. In many countries, these licenses are non-exclusive and of limited duration. In some countries where we provide video programming services, we must comply with restrictions on programming content. Local or national regulatory authorities in some countries where we provide video services also impose pricing restrictions and subject certain price increases to approval by the relevant local or national authority.
Our telecommunications businesses generally are required to register with the appropriate regulatory authority where we offer telephony services, although, in some instances, we may be required to obtain a license. Our telephony businesses to date have not been subject to rate regulation but could become subject to such regulation in a number of jurisdictions if they are deemed to hold significant market power. Under the EU’s new regulatory framework discussed below, a company will be deemed to have significant market power if it has the power to behave to an appreciable extent independently of competitors, customers and consumers. In some countries, we must notify the regulatory authority of our tariff structure and any subsequent price increases.

European Union
Austria, Belgium, Cyprus, The Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Poland, Portugal, Slovakia, Slovenia, Spain, Sweden and the United Kingdom are Member States of the European Union or EU. As such, these countries are required to enact national legislation that implements EU directives. Although not an EU Member State, Norway is a member of the European Economic Area and generally has implemented or is implementing the same principles on the same timetable as EU Member States. In addition, Romania is seeking to join the EU in 2007 and its laws are strongly influenced by EU directives since it will need to comply with these directives in order to join the EU. As a result, most of the markets in Europe in which our businesses operate have been significantly affected by the regulatory framework that has been developed by the EU.

Communications Services and Competition Directives
A number of legal measures, which we refer to as the Directives, have revised the regulatory regime concerning communications services across the EU. They include the following:

•	Directive for a New Regulatory Framework for Electronic Communications Networks and Services (referred to as the Framework Directive);

•	Directive on the Authorization of Electronic Communications Networks and Services (referred to as the Authorization Directive);

•	Directive on Access to and Interconnection of Electronic Communications Networks and Services (referred to as the Access Directive);

•	Directive on Universal Service and Users’ Rights relating to Electronic Networks and Services (referred to as the Universal Service and Users’ Rights Directive);

•	Directive on Privacy and Electronic Communications (referred to as the Privacy Directive); and

•	Directive on Competition in the Markets for Electronic Communications and Services (referred to as the Competition Directive).
In addition to the Directives, the European Parliament and European Council made a decision intended to ensure the efficient use of radio spectrum within the EU. Existing EU member countries were required to implement the Framework, Authorization, Access and the Universal Service and Users’ Rights Directives by July 25, 2003. The Privacy Directive was to have been implemented by October 31, 2003. The Competition Directive is self-implementing and does not require any national measures to be adopted. The 10 countries that joined the EU on May 1, 2004 were to ensure compliance with the Directives as of the date of accession. Measures seeking to implement the Directives are in force in most Member States. Of those countries that we operate in only Belgium and the Czech Republic still need to bring into force laws seeking substantially to implement the Directives.
The Directives seek, among other things, to harmonize national regulations and licensing systems and further increase market competition. These policies seek to harmonize licensing procedures, reduce administrative fees, ease access and interconnection, and reduce the regulatory burden on telecommunications companies. Another important objective of the new Directives is to implement one new regime for the development of communications networks and communications services, including the delivery of video services, irrespective of the technology used.
Many of the obligations included within the Directives apply only to operators or service providers with “Significant Market Power” in a relevant market. For example, the provisions of the Access Directive allow Member States to mandate certain access obligations only for those operators and service providers that are deemed to have Significant Market Power. For purposes of the Directives, an operator or service provider will be deemed to have Significant Market Power where, either individually or jointly with others, it enjoys a position of significant economic strength affording it the power to behave to an appreciable extent independently of competitors, customers and consumers. As part of the implementation of certain of the Directives, the National Regulatory Authority or NRA is obliged to analyze 18 predefined markets to determine if any operator or service provider has Significant Market Power. We may be found to have Significant Market Power in some markets and in some countries. In particular, in those markets where we offer telephony services, we may be found to have Significant Market Power in the termination of calls on our own network. In addition, in some countries we may be found to have Significant Market Power in the wholesale distribution of television channels. Some national regulators may also seek to find that we have Significant Market Power in the retail broadband Internet market. Although we would vigorously dispute this last finding, there can be no assurance that such finding will not be made. In the event that we are found to have Significant Market Power in any particular market, a NRA could impose certain conditions on us to prevent abusive behavior by us.
The European Commission has adopted a Recommendation on relevant markets susceptible to ex-ante regulation under the Directives. Under the Directives, the European Commission has the power to veto the assessment by a NRA of Significant Market Power in any market not set out in this Recommendation as well as any finding by a NRA of Significant Market Power in any market whether or not it is set out in the Recommendation.
Certain key elements introduced by the Directives are set forth below, followed by a discussion of certain other regulatory matters and a description of regulation for three countries where we have large operations. This is not intended to be a comprehensive description of all aspects of regulation in this area.
Licensing. Individual licenses for electronic communications services are not required for the operation of an electronic communications network or the offering of electronic communications services. A simple registration is required in these cases. Member States are limited in the obligations that they may place on someone who has so registered; the only obligations that may be imposed are specifically set out in the Authorizations Directive.
Access Issues. The Access Directive sets forth the general framework for interconnection of, and third party access to, networks, including cable networks. Public telecommunications network operators are required to negotiate interconnection agreements on a non-discriminatory basis with each other. In addition, some specific obligations are provided for in this Directive such as an obligation to distribute wide-screen television broadcasts in that format and certain requirements to provide access to conditional access systems. Other access obligations can be imposed on operators identified as having Significant Market Power in a particular market. These obligations are based on the outcomes that would occur under general competition law.
“Must Carry” Requirements. In most countries where we provide video and radio services, we are required to transmit to subscribers certain “must carry” channels, which generally include public national and local channels. In some European countries, we may be obligated to transmit quite a large number of channels by virtue of these requirements. Until recently, there was no meaningful oversight of this issue at the EU level. This changed when the Directives came into effect. Member States are only permitted to impose must carry obligations where they are necessary to meet clearly defined general interest objectives and where they are proportionate and transparent. Any such obligations must be subject to periodic review. It is not clear what effect this new rule will have in practice but we expect it to lead to a reduction of the size of must-carry packages in some countries.
API Standards. The Directives require Member States to encourage the use of open Application Programming Interfaces or APIs. The European Commission is required to conduct a review to ascertain whether interoperability and freedom of choice have been adequately achieved in the Member States with respect to digital interactive video services. If the European Commission reaches a negative conclusion on this issue with respect to one or more Member States, it has the power to mandate use of a particular API.
Consumer Protection Issues and Pricing Restrictions. Under the Directives, we may face various consumer protection restrictions if we are in a dominant position in a particular market. However, before the implementation of the Directives, local or national regulatory authorities in many European countries where we provide video services already imposed pricing restrictions. This is often a contractual provision rather than a regulatory requirement. Often, the relevant local or national authority must approve basic tier price increases. In certain countries, price increases will only be approved if the increase is justified by an increase in costs associated with providing the service or if the increase is less than or equal to the increase in the consumer price index. Even in countries where rates are not regulated, subscriber fees may be challenged if they are deemed to constitute anti-competitive practices.
Other. Our European operating companies must comply with both specific and general legislation concerning data protection, content provider liability and electronic commerce. These issues are broadly harmonized at the EU level. This is an area that may become more significant over time.
Broadcasting. Broadcasting is an area outside the scope of the Directives. Generally, broadcasts originating in and intended for reception within a country must respect the laws of that country. However, pursuant to another Directive, EU Member States are required to allow broadcast signals of broadcasters in another EU Member State to be freely transmitted within their territory so long as the broadcaster complies with the law of the originating EU Member State. An international convention extends this right beyond the EU’s borders into the majority of territories in which we operate. An EU directive also establishes quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters. The EU legal framework governing broadcast television currently is under review.

Competition Law and Other Matters
EU directives and national consumer protection and competition laws in our Western European and certain other markets impose limitations on the pricing and marketing of bundled packages of services, such as video, telephony and Internet access services. Although our businesses may offer their services in bundled packages in European markets, they are generally not permitted to make subscription to one service, such as cable television, conditional upon subscription to another service, such as telephony. In addition, providers cannot abuse or enhance a dominant market position through unfair anti-competitive behavior. For example, cross-subsidization having this effect would be prohibited.
As our businesses become larger throughout the EU and in individual countries in terms of service area coverage and number of subscribers, they may face increased regulatory scrutiny. Regulators may prevent certain acquisitions or permit them only subject to certain conditions.

Austria
Austria has recently brought into effect a communications law that broadly transposes the Directives. The NRA is in the process of analyzing the 18 predefined markets to determine if any operator or service provider has Significant Market Power. We have been notified that the regulator’s intention is to define us as having Significant Market Power in the call termination market on our own telecommunications network, together with all other network operators. It is unknown if and which conditions the NRA will impose on the parties that have been determined to have Significant Market Power.

France
France has recently brought into effect a communications law that broadly transposes the Directives. The NRA is in the process of analyzing the 18 predefined markets to determine if any operator or service provider has Significant Market Power.

The Netherlands
The Netherlands has recently brought into effect a communications law that broadly transposes the Directives. The NRA is currently analyzing the 18 predefined markets to determine if any operator or service provider has Significant Market Power, which could lead to obligations being placed on us, especially with respect to television distribution (where we faced obligations under the old regime). In the last quarter of 2004, the incumbent telecommunications operator, KPN, requested access to our network to distribute television programming. The NRA has denied the request of KPN, stating that we have no obligation to lease capacity on our network to KPN. There have been long-standing debates in The Netherlands regarding the desirability of requiring cable operators to open their networks to unaffiliated Internet service providers. To date these discussions have not led to a requirement for cable operators to offer such an access service.
The Dutch competition authority, NMA, is still investigating the price increases that we made with respect to our video services in 2004 to determine whether we abused our dominant position. If the NMA were to find that the price increases amount to an abuse of a dominant position, the NMA could impose fines of up to 10% of our 2003 video revenue in The Netherlands and we would be obliged to reconsider the price increases. Historically, in many parts of the Netherlands, we are a party to contracts with local municipalities that seek to control aspects of our Dutch business including, in some cases, pricing and package composition. Most of these contracts have been eliminated by agreement, although some contracts are still in force and under negotiation. In some cases there is litigation ongoing where some municipalities have resisted our attempts to move away from the contracts.

Japan
Regulation of the Cable Television Industry. The two key laws governing cable television broadcasting services in Japan are the Cable Television Broadcast Law and the Wire Telecommunications Law. The Cable Television Broadcast Law was enacted in 1972 to regulate the installation and operation of cable television facilities and the provision of cable television services. The Wire Telecommunications Law is the basic law in Japan governing wire telecommunications, and it regulates all wire telecommunications equipment, including cable television facilities.

Under the Cable Television Broadcast Law, any business seeking to install cable television facilities with more than 500 drop terminals must obtain a license from the Ministry of Internal Affairs and Communications, commonly referred to as the MIC. Under the Wire Telecommunications Law, if these facilities have fewer than 500 drop terminals, only prior notification to the MIC is required. If a license is required, the license application must provide an installation plan, including details of the facilities to be constructed and the frequencies to be used, financial estimates, and other relevant information. Generally, the license holder must obtain prior permission from the MIC in order to change any of the items included in the original license application. The Cable Television Broadcast Law also provides that any business that wishes to furnish cable television services must file prior notification with the MIC before commencing service. This notification must identify the service areas, facilities and frequencies to be used (unless the facilities are owned by the provider) and outline the proposed cable television broadcasting services and other relevant information, regardless of whether these facilities are leased or owned. Generally, the cable television provider must notify the MIC of any changes to these items.
Prior to the commencement of operations, a cable television provider must notify the MIC of all charges and tariffs for its cable television services. Those charges and tariffs to be incurred in connection with the mandatory re-broadcasting of television content require the approval of the MIC. A cable television provider must also give prior notification to the MIC of all amendments to existing tariffs or charges (but MIC approval of these amendments is not required).
A cable television provider must comply with specific guidelines, including: (1) editing standards; (2) making its facilities available for third party use for cable television broadcasting services, subject to the availability of broadcast capacity; (3) providing service within its service area to those who request it absent reasonable grounds for refusal; (4) obtaining retransmission consent where retransmission of television broadcasts occur, unless such retransmission is required under the Cable Television Broadcast Law for areas having difficulties receiving television signals; and (5) obtaining permission to use public roads for the installation and use of cable.
The MIC may revoke a facility license if the license holder breaches the terms of its license; fails to comply with technical standards set forth in, or otherwise fails to meet the requirements of, the Cable Television Broadcast Law; or fails to implement a MIC improvement order relating to its cable television facilities or its operation of cable television services.
Regulation of the Telecommunications Industry. As providers of high-speed Internet access and telephony, our businesses in Japan also are subject to regulation by the MIC under the Telecommunications Business Law. The Telecommunications Business Law previously regulated Type I and Type II carriers. Type I carriers were allowed to carry data over telecommunications circuit facilities which they install or on which they hold long-term leases meeting certain criteria. Type I carriers included common carriers, as well as wireless operators. Type II carriers, including telecommunications circuit resale carriers and Internet service providers, carried data over facilities installed by others. Under the Telecommunications Business Law, Type I carriers were allowed to offer the same kinds and categories of services as Type II carriers. Because our businesses carry data over telecommunications circuit facilities they installed in connection with their telephony and high-speed Internet access and existing cable lines, our businesses were Type I carriers.
Effective April 1, 2004, amendments to the Telecommunications Business Law eliminated the distinction between Type I (facilities-based) and Type II (service-based) carriers. Type I carriers previously were subject to more stringent licensing and tariff requirements than Type II carriers. The amendments will make it easier for entities to enter the Japanese telecommunications market, particularly those carriers who wish to own and operate their own facilities on a limited scale. Larger carriers with facilities exceeding a certain size will be required to register with the MIC, while smaller carriers may enter the market just by providing notice to the MIC. The amendments also allow any carrier to discontinue business by providing notice to their users and ex post notification to the MIC.
Under these amendments, carriers who provide Basic Telecommunications Services, defined as telecommunications that are indispensable to the lives of the citizenry as specified in MIC ordinances, will be required to provide such services in an appropriate, fair and stable manner. Carriers providing Basic Telecommunications

Services must do so pursuant to terms and conditions and for rates that have been filed in advance with the MIC. The MIC may order modifications to contract terms and conditions it deems inappropriate for certain specified reasons. The terms and conditions as well as charges and tariffs for the provision of telecommunications services for Type I carriers were strictly regulated, but under these amendments, carriers may generally negotiate terms and conditions with their users (including fees and charges) except those relating to Basic Telecommunications Services.
Under these amendments, interconnection with telecommunications carriers was also deregulated. Telecommunications carriers, other than those exceeding certain standards specified in the Telecommunications Business Law (such as NTT), may set interconnection tariffs and terms and conditions through independent negotiations without MIC approval.
Telecommunication carriers that own their telecommunication circuit facilities are required to maintain such facilities in conformity with specified technical standards. The MIC may order a carrier that fails to meet such standards to improve or repair its telecommunication facilities.

Latin America

Chile
Cable and telephony applications for permits and concessions are submitted to the Ministry of Transportation and Telecommunications, which, through the Subsecretary of Telecommunications or Subtel, is responsible for regulating, granting permits and concessions, registering and supervising all telecommunications providers. The Antitrust Court (Tribunal de Defensa de la Libre Competencia) also plays an important role in regulating telecommunications in Chile through its judgments. Wireline cable television permits are non-exclusive and granted for indefinite terms. Wireless television permits have renewable terms of 10 years, while telecommunication concessions (for example, for fixed or mobile telephony) have renewable 30-year terms. Wireline and wireless permits and concessions require operation in accordance with a technical plan submitted by the licensee together with the permit or concession application. Our businesses have cable permits in most major and medium sized markets in Chile. Cross ownership between cable television, Internet access and telephony is also permitted.
In general, the General Telecommunications Law of Chile allows telecommunications companies to provide service and develop telecommunication infrastructure without geographic restrictions or exclusive rights to serve. Chile currently has a competitive, multi-carrier system for international and local long distance telecommunications services. Regulatory authorities currently determine prices charged to customers for local telecommunications services provided by incumbent local fixed telephony operators until the market is determined to be competitive. Charges for access (prices for terminating calls in fixed or mobile networks), other interconnection services and unbundling services are determined for all operators, whether or not incumbent. To date, the regulatory authorities have determined prices charged to customers by the dominant local wireline telephony providers and the interconnection tariffs for several other operators. In all cases, the authorities determine a maximum rate structure that shall be in force for a five year period. Local service providers with concessions are obligated to provide service to all customers that are within their service area or are willing to pay for an extension to receive service. Local providers, whether or not incumbent, must also give long distance service providers equal access to their network connections at regulated prices.

Puerto Rico
U.S. Federal Communications Commission Regulation. The Communications Act of 1934, as amended, and the regulations of the Federal Communications Commission (FCC) significantly affect the cable system operations of our subsidiary Liberty Cablevision of Puerto Rico, including, for example, subscriber rates; carriage of broadcast television stations; leased access and public, educational and government access; customer service; program packaging to subscribers; obscene programming; technical operating standards; use of utility poles and conduit; and ownership transfers. Thus, the FCC limits the price that cable systems that are not subject to effective competition may charge for basic services and equipment. Cable systems also must carry, without compensation, certain commercial and non-commercial television station programming within their geographic markets. Alternatively, local television stations may insist that a cable operator negotiate for retransmission consent. In addition, the FCC initiated a further notice of proposed rulemaking to determine whether a television station may assert rights to carriage on cable systems of both analog and digital signals during the transition to digital television and to carriage of all digital signals transmitted by a station. On February 10, 2005, the FCC denied mandatory dual carriage of a television station’s analog and digital signals during the digital television transition and mandatory carriage of all digital signals, other than its “primary” signal.
Liberty Cablevision of Puerto Rico also offers high-speed Internet access over portions of its network. The FCC has classified high-speed Internet access service as an “interstate information service” which the FCC traditionally has not regulated. However, a federal appellate court vacated the FCC’s classification, and rehearing was denied. On December 3, 2004, the United States Supreme Court decided to review the federal appellate court’s decision. Thus, it is uncertain how Internet access services ultimately will be classified and regulated. The FCC also adopted a notice of proposed rulemaking to examine whether local franchising authorities should be allowed to impose regulatory requirements on high-speed Internet access, among other issues.
Puerto Rico Regulation. The Puerto Rico Telecommunications Regulatory Board awards franchises for and regulates cable television systems in Puerto Rico. Such franchises are non-exclusive and renewable for periods up to 10 years. The regulatory board may revoke a franchise for various reasons, including, for example, substantial noncompliance with franchise terms and conditions, violations of applicable regulations, or continuing failure to satisfy required customer service standards. Cable systems may be charged a franchise fee of up to 5% of their gross revenue.

Argentina
The Comité Federal de Radiodifusión exercises broad regulatory authority over broadcast television, cable system and DTH satellite licensees. Our businesses provide programming to such distributors. Programming must comply with restrictions on obscene, violent and advertising content, among other matters. Licensed distributors are responsible for complying with these restrictions.
Competition
Markets for broadband distribution, including cable and satellite distribution, Internet access and telephony services, and video programming generally are highly competitive and rapidly evolving. Consequently, our businesses expect to face increased competition in these markets in the countries in which they operate, and specifically as a result of deregulation in the EU.

Broadband Distribution

Video Distribution
Our businesses compete directly with a wide range of providers of news, information and entertainment programming to consumers. Depending upon the country and market, these may include: (1) over-the-air broadcast television services; (2) DTH satellite service providers (systems that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber’s premises); (3) satellite master antenna television systems, commonly known as SMATVs, which generally serve condominiums, apartment and office complexes and residential developments; (4) MMDS operators; (5) digital television terrestrial broadcasters; (6) other cable operators in the same communities that we serve; (7) other fixed-line telecommunications carriers and broadband providers, including the incumbent telecommunications operators, offering video products using DSL or ADSL technology or over fiber optic lines of fiber-to-the-home, or “FTTH,” networks; and (8) movie theaters, video stores and home video products. Our businesses also compete to varying degrees with more traditional sources of information and entertainment, such as newspapers, magazines, books, live entertainment/concerts and sporting events.

In some countries, our businesses face significant competition from other cable operators, while in other countries the primary competition is from DTH satellite service providers, digital television terrestrial broadcasters and/or other distributors of video programming using broadband networks. In some of our largest markets, including The Netherlands, France and Japan, we are facing increasing competition from video services offered by or over the network of the incumbent telecommunications operator. In Austria, the primary competition for video services is from satellite television service providers.

Internet
With respect to Internet access services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, other cable-based Internet service providers, non-cable-based Internet service providers and Internet portals, many of which have substantial resources. The Internet services offered by these competitors include both traditional dial-up Internet services and high-speed Internet access services using DSL or ADSL technology or fiber optic lines, in a range of product offerings with varying speeds and pricing, as well as interactive computer-based services, data and other non-video services to homes and businesses.

Telephony
With respect to telephony services, our businesses face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephony services, greater resources to devote to the provision of telephony services and longstanding customer relationships. In many countries, our businesses also face competition from other cable telephony providers, wireless telephony providers, FTTH-based providers or other indirect access providers. Competition in both the residential and business telephony markets will increase with certain market trends and regulatory changes, such as general price competition, the introduction of carrier pre-selection, number portability, continued deregulation of telephony markets, the replacement of fixed-line with mobile telephony, and the growth of VoIP services.

Programming Services
The business of providing programming for cable and satellite television distribution is highly competitive. Our programming businesses directly compete with other programmers for distribution on a limited number of channels. Once distribution is obtained, these programming services compete, to varying degrees, for viewers and advertisers with other cable and over the air broadcast television programming services as well as with other entertainment media, including home video (generally video rentals), online activities, movies and other forms of news, information and entertainment.
Employees
As of December 31, 2004, our consolidated subsidiaries and we had an aggregate of approximately 11,800 employees. We believe that our employee relations are good.

(d) Financial Information About Geographic Areas
Financial information related to the geographic areas in which we do business appears in note 20 to our consolidated financial statements included in Part II of this report.

(e) Available Information
All our filings with the Securities and Exchange Commission as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertymediainternational.com. The information on our website is not incorporated by reference herein.
* * * * *

RISK FACTORS
In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the following risk factors in evaluating us and our businesses.
Factors Relating to Overseas Operations and Regulations
Our businesses are conducted almost exclusively outside of the United States, which gives rise to numerous operational risks. Our businesses are operated almost exclusively in countries other than the United States and are thereby subject to the following inherent risks:

•	longer payment cycles by customers in foreign countries that may increase the uncertainty associated with recoverable accounts;

•	difficulties in staffing and managing international operations;

•	economic instability;

•	potentially adverse tax consequences;

•	export and import restrictions, tariffs and other trade barriers;

•	increases in taxes and governmental royalties and fees;

•	involuntary renegotiation of contracts with foreign governments;

•	changes in foreign and domestic laws and policies that govern operations of foreign-based companies; and

•	disruptions of services or loss of property or equipment that are critical to overseas businesses due to expropriation, nationalization, war, insurrection, terrorism or general social or political unrest.
We are exposed to potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of an operating subsidiary or affiliate of ours will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than our or their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is the euro as over 50% of our U.S. dollar revenue is derived from countries where the euro is the functional currency. In addition, our operating results are significantly impacted by changes in the exchange rates for the Japanese yen, Chilean peso and, to a lesser degree, other local currencies in Europe. In the past, we generally have not entered into derivative transactions that are designed to reduce our long-term exposure to foreign currency exchange risk.
Our businesses are subject to risks of adverse regulation by foreign governments. Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Cable and telecommunications businesses are subject to licensing eligibility rules and regulations, which vary by country. The provision of telephony services requires licensing from, or registration with, the appropriate regulatory authorities and entrance into interconnection arrangements with the incumbent phone companies. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce which could dampen the growth of the Internet access services being offered and developed by these businesses. Programming businesses are subject to regulation on a country by country basis, including programming content requirements, requirements to carry specified programming, service quality standards, price controls and ownership restrictions. Consequently, such businesses must adapt their ownership and organizational structure as well as their services to satisfy the rules and regulations to which they are subject. A failure to comply with these rules and regulations could result in penalties, restrictions on such business or loss of required licenses.
Businesses that offer multiple services, such as video distribution as well as Internet access and telephony, or both video distribution and programming content, are facing increased regulatory review from competition authorities in several countries in which we operate. For example, the European Union and the regulatory authorities in several countries in which we do business are considering what access rights, if any, should be afforded to third parties for use of existing cable television networks. If third parties were to be granted access to the distribution infrastructure of our subsidiaries or affiliates for the delivery of video, audio, Internet or other services, those providers could compete with services similar to those our businesses offer, which could lead to significant price competition and loss of market share.
We may determine to acquire additional communications companies. These acquisitions may require the approval of governmental authorities, which can block, impose conditions on or delay an acquisition.
We cannot be certain that we will be successful in acquiring new businesses or integrating acquired businesses with our existing operations. Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise. We may seek to continue growing our businesses through acquisitions in selected markets. Our ability to acquire new businesses may be limited by many factors, including debt covenants, availability of financing, the prevalence of complex ownership structures among potential targets and government regulation. Even if we are successful in acquiring new businesses, the integration of new businesses may present significant challenges, including: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; and integrating networks, financial systems and operational systems. We cannot assure you that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition.
In addition, we anticipate that most, if not all, companies we acquire will be located outside the United States. Foreign companies may not have disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required by U.S. securities laws. While we intend to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal controls over financial reporting until we have fully integrated them.
We will be subject to the risk of revocation or loss of our telecommunications and media licenses. In certain operating regions, the services provided by our businesses require receipt of a license from the appropriate national, provincial and/or local regulatory authority. In those regions, regulatory authorities may have significant discretion in granting licenses, including the term of the licenses, and are often under no obligation to renew them when they expire. The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where our businesses may already be licensed. In order to promote competition, licenses may also require that third parties be granted access to the bandwidth, frequency capacity, facilities or services of our businesses. There can be no assurance that we will be able to obtain or retain any required license, or that any renewal of a required license will not be on less favorable terms.
We may have to pay U.S. taxes on earnings of certain of our foreign subsidiaries regardless of whether such earnings are actually distributed to us, and we may be limited in claiming foreign tax credits; since substantially all of our revenue is generated through our foreign investments, these tax risks could have a material adverse impact on our effective income tax rate, financial condition and liquidity. Certain foreign corporations in which we have interests particularly those in which we have controlling interests, are considered to be “controlled foreign corporations” under U.S. tax law. In general, our pro rata share of certain income earned by our subsidiaries that are controlled foreign corporations during a taxable year when such subsidiaries have current or accumulated earnings and profits will be included in our income when the income is earned, regardless of whether the income is distributed to us. This income, typically referred to as “Subpart F income,” generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income. In addition, a U.S. stockholder of a controlled foreign corporation may be required to include in income its pro rata share of the controlled foreign corporation’s increase for the year in current or accumulated earnings and profits (other than Subpart F income) invested in U.S. property, regardless of whether the U.S. stockholder received any actual cash distributions from the controlled foreign corporation. Since we are investors in foreign corporations, we could have significant amounts of Subpart F income. Although we intend to take reasonable tax planning measures to limit our tax exposure, we cannot assure you that we will be able to do so.
In general, a U.S. corporation may claim a foreign tax credit against its U.S. federal income taxes for foreign income taxes paid or accrued. A U.S. corporation may also claim a credit for foreign income taxes paid or accrued on the earnings of certain foreign corporations paid to the U.S. corporation as a dividend. Our ability to claim a foreign tax credit for dividends received from our foreign subsidiaries is subject to various limitations. Some of our businesses are located in countries with which the United States does not have income tax treaties. Because we lack treaty protection in these countries, we may be subject to high rates of withholding taxes on distributions and other payments from our businesses and may be subject to double taxation on our income. Limitations on our ability to claim a foreign tax credit, our lack of treaty protection in some countries, and our inability to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective U.S. federal income tax rate on our earnings. Since substantially all of our revenue is generated abroad, including in jurisdictions that do not have tax treaties with the United States, these risks are proportionately greater for us than for companies that generate most of their revenue in the United States or in jurisdictions that have such treaties.
Factors Relating to Technology and Competition
Changes in technology may limit the competitiveness of and demand for services, which may adversely impact our business and stock value. Technology in the video, telecommunications and data services industries is changing rapidly. This significantly influences the demand for the products and services that are offered by our businesses. The ability to anticipate changes in technology and consumer tastes and to develop and introduce new and enhanced products on a timely basis will affect our ability to continue to grow, increase our revenue and number of subscribers and remain competitive. New products, once marketed, may not meet consumer expectations or demand, can be subject to delays in development and may fail to operate as intended. A lack of market acceptance of new products and services which we may offer, or the development of significant competitive products or services by others, could have a material adverse impact on our revenue, growth and stock price. Alternatively, if consumer demand for new services in a specific country or region exceeds our expectations, meeting that demand could overburden our infrastructure, which could result in service interruptions and a loss of customers.
We operate in an increasingly competitive market, and there is a risk that we will not be able to effectively compete with other service providers. The markets for cable television, high-speed Internet access and telecommunications in many of the regions in which we operate are highly competitive and highly fragmented. In the provision of video services, we face competition from other cable television service providers, direct-to-home satellite service providers, digital terrestrial television broadcasters and video over asymmetric digital subscriber line providers, among others. Our operating businesses in The Netherlands, France and Japan are facing increasing competition from video services provided by or over the networks of incumbent telecommunications operators. In the provision of telephony services, we face competition from the incumbent telecommunications operators in each country in which we operate. These operators have substantially more experience in providing telephone services and have greater resources to devote to the provision of telephone services. In addition, in many countries, we face competition from wireless telephone providers, facilities-based and resale telephone operators, voice over Internet protocol providers and other providers. In the provision of Internet access services and online content, we face competition from incumbent telecommunications companies and other telecommunications operators, other cable-based Internet service providers, non-cable based Internet service providers, Internet portals and satellite, microwave and other wireless providers. The Internet services offered by these competitors include both traditional dial-up access services and high-speed access services. Digital subscriber line is a technology that provides high-speed Internet access over traditional telephone lines. Both incumbent and alternative providers offer digital subscriber line services. We expect digital subscriber line to be an increasingly strong competitor in the provision of Internet services.
The market for programming services is also highly competitive. Programming businesses compete with other programmers for distribution on a limited number of channels. Once distribution is obtained, program offerings must then compete for viewers and advertisers with other programming services as well as with other entertainment media, such as home video, online activities and movies.
We expect the level and intensity of competition to increase in the future from both existing competitors and new market entrants as a result of changes in the regulatory framework of the industries in which we operate, the influx of new market entrants and strategic alliances and cooperative relationships among industry participants. Increased competition may result in increased customer churn, reduce the rate of customer acquisition and lead to significant price competition, in each case resulting in decreases in cash flows, operating margins and profitability. The inability to compete effectively may result in the loss of subscribers, and our revenue and stock price may suffer.
We may not be able to obtain attractive programming for our digital video services, thereby lowering demand for our services. We rely on programming suppliers for the bulk of our programming content. We may not be able to obtain sufficient high-quality programming for our digital video services on satisfactory terms or at all in order to offer compelling digital video services. This may reduce demand for our services, thereby lowering our future revenue. It may also limit our ability to migrate customers from lower tier programming to higher tier programming, thereby inhibiting their ability to execute their business plans. Furthermore, we may not be able to obtain attractive country-specific programming for video services. This could further lower revenue and profitability. In addition, must-carry requirements may consume channel capacity otherwise available for other services.
Some of our operating businesses depend upon third parties for the distribution of their products and services. In certain operating regions, our businesses require access to utility poles, roadside conduits and leased fiber that interconnect our headends and/or connect our headends to telecommunications facilities of third parties. This infrastructure is, in some cases, owned by regional utility companies or other third party administrators, and access to the infrastructure is licensed to our businesses. In other operating regions, the transmission of cable programming content to regional headend facilities is accomplished via communications satellites owned by third parties, who, in some cases, are competitors. We cannot assure you that our businesses will be able to renew any existing access agreements with these third parties or enter into new agreements for additional access rights, which may be necessary for the expansion of our businesses in these regions. Any cancellation, delay or interruption in these access rights would disrupt the delivery of our products and services to customers in the affected regions. In addition, the failure to obtain additional access rights from such third parties could preclude expansionary efforts in these operating regions. We also cannot assure you that any alternative distribution means will be available in these regions, on reasonable terms or at all.
We may compete with Liberty for business opportunities. Our former parent company, Liberty, has interests in various U.S. programming companies that have subsidiaries or controlled affiliates that own or operate foreign programming services that may compete with the programming services to be offered by our businesses. In addition, Liberty may seek to expand its foreign programming services to capitalize on the significant growth potential presented by the international cable market. As a result of these expansionary efforts, our programming services may find themselves in direct competition with those of Liberty. We have no rights in respect of international programming opportunities developed by or presented to the subsidiaries or controlled affiliates of Liberty’s U.S. programming companies and the pursuit of these opportunities by such subsidiaries or affiliates may adversely affect our interests. Since we will have overlapping directors with Liberty, the pursuit of these opportunities could create, or appear to create, potential conflicts of interest.
Factors Relating to Certain Financial Matters
The liquidity and value of our interests in our subsidiaries and affiliates may be adversely affected by stockholder agreements and similar agreements to which we are a party. We own equity interests in a variety of international broadband distribution and video programming businesses. Certain of these equity interests are held pursuant to stockholder agreements, partnership agreements and other instruments and agreements that contain provisions that affect the liquidity, and therefore the realizable value, of those interests. Most of these agreements subject the transfer of such equity interests to consent rights or rights of first refusal of the other stockholders or partners. In certain cases, a change in control of the company or the subsidiary holding the equity interest will give rise to rights or remedies exercisable by other stockholders or partners. Some of our subsidiaries and affiliates are parties to loan agreements that restrict changes in ownership of the borrower without the consent of the lenders. All of these provisions will restrict the ability to sell those equity interests and may adversely affect the prices at which those interests may be sold.
We do not have the right to manage the businesses or affairs of any of the companies in which we hold less than a majority voting interest. Rather, such rights may take the form of representation on the board of directors or a partners’ or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of veto rights varies from agreement to agreement. Although board representation and veto rights may enable us to exercise influence over the management or policies of an affiliate, they do not enable us to cause those affiliates to take actions, such as paying dividends or making distributions to their stockholders or partners.
We have a history of reporting operating and net losses. Our net earnings (losses) amounted to $(31.8 million), $20.9 million, and $(568.2 million), for the years ended December 31, 2004, 2003, and 2002, respectively. In light of our historical financial performance we cannot assure you that we will report operating income or net earnings in the near future or at all.
If we fail to meet required capital calls to a company in which we hold interests, our interests in that company could be diluted or we could forfeit important rights. We are parties to stockholder and partnership agreements that provide for possible capital calls on stockholders and partners. Failure to meet a capital call, or other commitment to provide capital or loans to a particular company in which we holds interests may have adverse consequences to us. These consequences may include, among others, the dilution of our equity interest in that company, the forfeiture of the right to vote or exercise other rights or, in some instances, a breach of contract action for damages. The ability to meet capital calls or other capital or loan commitments is subject to the ability to access cash.
We may not freely access the cash of our operating companies. Our operations are conducted through our respective subsidiaries. Our potential sources of cash will include our available cash balances, net cash from the operating activities of our subsidiaries, dividends and interest from our investments, availability under credit facilities and proceeds from asset sales. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some of our operating subsidiaries are subject to loan agreements or bank facilities that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. In addition, because these subsidiaries are separate and distinct legal entities they have no obligation to provide us with funds for payment obligations, whether by dividends, distributions, loans or other payments. With respect to those companies in which we have less than a majority voting interest, we do not have sufficient voting control to cause those companies to pay dividends or make other payments or advances to any of their partners or stockholders, including us.
If we are unable to satisfy completely the regulatory requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer. Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control procedures; our management will be required to assess and issue a report concerning our internal control over financial reporting; and our independent auditors will be required to issue an opinion on management’s assessment of those matters. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be tested in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. The rules governing the standards that must be met for management to assess our internal control over financial reporting are new and complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of our testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in those controls, investor confidence in our financial results may weaken, and our stock price may suffer.
Certain of our subsidiaries are subject to various debt instruments that contain restrictions on how they finance their operations and operate their businesses, which could impede their ability to engage in beneficial transactions. Certain or our subsidiaries are subject to significant financial and operating restrictions contained in outstanding credit agreements, indentures and similar instruments of indebtedness. These restrictions will affect, and in some cases significantly limit or prohibit, among other things, the ability of those subsidiaries to:

•	borrow more funds;

•	pay dividends or make other upstream distributions;

•	make investments;

•	engage in transactions with us or other affiliates; or

•	create liens on their assets.
As a result of restrictions contained in these credit facilities, the companies party thereto, and their subsidiaries, could be unable to obtain additional capital in the future to:

•	fund capital expenditures or acquisitions that could improve their value;

•	meet their loan and capital commitments to their business affiliates;

•	invest in companies in which they would otherwise invest;

•	fund any operating losses or future development of their business affiliates;

•	obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize their assets; or

•	conduct other necessary or prudent corporate activities.
We are typically prohibited from or significantly restricted in accessing the net cash of our subsidiaries that have outstanding credit facilities.
In addition, some of the credit agreements to which these subsidiaries are parties require them to maintain financial ratios, including ratios of total debt to operating cash flow and operating cash flow to interest expense. Their ability to meet these financial ratios and tests may be affected by events beyond their control, and we cannot assure you that they will be met. In the event of a default under such subsidiaries’ credit agreements or indentures, the lenders may accelerate the maturity of the indebtedness under those agreements or indentures, which could result in a default under other outstanding credit facilities of these subsidiaries. We cannot assure you that any of these subsidiaries will have sufficient assets to pay indebtedness outstanding under their credit agreements and indentures. Any refinancing of this indebtedness is likely to contain similar restrictive covenants.

Factors Relating to Governance Matters
It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders. Certain provisions of our restated certificate of incorporation and bylaws may discourage, delay or prevent a change in control of us that a stockholder may consider favorable. These provisions include the following:

•	authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share; a Series A that entitles the holders to one vote per share; and a Series C that, except as otherwise required by applicable law, entitles the holder to no voting rights;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	requiring stockholder approval by holders of at least 80% of our voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation with us, a sale of all or substantially all of our assets or an amendment to our restated certificate of incorporation or bylaws; and

•	the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.
Our incentive plan may also discourage, delay or prevent a change in control of us even if such change of control would be in the best interests of our stockholders.
Holders of any single series of our common stock may not have any remedies if any action by our directors or officers has an adverse effect on only that series of our common stock. Principles of Delaware law and the provisions of our restated certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, our board of directors has a duty to act with due care and in the best interests of all our stockholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders regardless of class or series and does not have separate or additional duties to any group of stockholders. As a result, in some circumstances, our directors may be required to make a decision that is adverse to the holders of one series of our common stock. Under the principles of Delaware law referred to above, you may not be able to challenge these decisions if our board of directors is disinterested and adequately informed with respect to these decisions and acts in good faith and in the honest belief that it is acting in the best interests of all of our stockholders.
Item 2.     PROPERTIES
We lease our executive offices in Englewood, Colorado from Liberty. All of our other real or personal property is owned or leased by our subsidiaries and affiliates.
UGC leases its executive offices in Denver, Colorado. UGC’s various operating companies lease or own their respective administrative offices, headend facilities, rights of way and other property necessary for their operations. The physical components of their broadband networks require maintenance and periodic upgrades to support the new services and products they introduce.

Liberty Cablevision of Puerto Rico owns its main office in Luquillo, Puerto Rico, its headends and certain other equipment in Cayey, Humacao and Lares, Puerto Rico. Liberty Cablevision of Puerto Rico also leases additional customer service offices, warehouses, headends and other equipment throughout Puerto Rico.
Pramer leases its offices in Buenos Aires, Argentina.
Our other subsidiaries and affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, cable television and telecommunications distribution equipment, telecommunications switches and customer equipment (including converter boxes). Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.
Item 3.     LEGAL PROCEEDINGS
From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. The following is a description of certain legal proceedings to which one of our subsidiaries or another company in which we hold an interest is a party. In our opinion, the ultimate resolution of these legal proceedings would not likely have a material adverse effect on our business, results of operations, financial condition or liquidity.
Old UGC Reorganization. On January 12, 2004, Old UGC, Inc., a wholly owned subsidiary of UGC, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On September 21, 2004, UGC and Old UGC filed with the Bankruptcy Court a plan of reorganization, which was subsequently amended on October 5, 2004. On November 10, 2004, the Bankruptcy Court confirmed the amended plan of reorganization.
On November 24, 2004, Old UGC completed the restructuring of its indebtedness and other obligations pursuant to the terms of the approved plan of reorganization. In the restructuring, Old UGC acquired (i) $638.0 million face amount of Old UGC senior notes held by UGC in consideration for newly issued common stock of Old UGC and (ii) $599.2 million face amount of Old UGC senior notes held by IDT United, Inc. in consideration for newly issued preferred stock of Old UGC. At the time, UGC owned a 33% common equity interest and a 94% fully diluted interest in IDT United. The Old UGC senior notes held by third parties ($24.6 million face amount) were left outstanding (after cure, through the repayment of approximately $5.1 million in unpaid interest, and reinstatement) and were subsequently redeemed in February 2005. In addition, Old UGC paid approximately $3.1 million in settlement of certain outstanding guarantee obligations.
Following the restructuring, UGC acquired the interests in IDT United that it did not previously own for a total cash purchase price of approximately $22.7 million. As a result of Old UGC’s restructuring and UGC’s purchase of the IDT United interests, UGC continues to hold 100% of Old UGC’s outstanding equity securities.
Movieco. On December 3, 2002, Europe Movieco Partners Limited (Movieco) filed a request for arbitration against United Pan-Europe Communications, N.V., a subsidiary of UGC that we refer to as UPC, with the International Court of Arbitration of the International Chamber of Commerce. The request contained claims that were based on a cable affiliation agreement entered into between the parties on December 21, 1999. In the proceedings, Movieco claimed (1) unpaid license fees due under the affiliation agreement, plus interest, (2) an order for specific performance of the affiliation agreement or, in the alternative, damages for breach of that agreement, and (3) legal and arbitration costs plus interest. On January 13, 2005, the Arbitral Tribunal rendered an award in which Movieco’s claim for the unpaid license fees as described above was sustained and determined that UPC must pay unpaid license fees, plus interest and legal fees. These amounts, which aggregated $49.3 million, were paid during the first quarter of 2005. All other claims and counterclaims were dismissed.
Excite@Home. In 2000, certain of UGC’s subsidiaries, including UPC, pursued a transaction with Excite@Home which, if completed, would have merged UPC’s chello broadband subsidiary with Excite@Home’s international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, UGC received a complaint filed on September 26, 2003 by Frank Morrow, on behalf of the General Unsecured Creditors’ Liquidating Trust of At Home in the United States Bankruptcy Court for the Northern District of California, styled as In re At Home Corporation, Frank Morrow v. UnitedGlobalCom, Inc. et al. (Case No. 01-32495-TC). In general, the complaint alleged breach of contract and fiduciary duty by UGC and Old UGC, Inc. The plaintiff filed a claim in the Old UGC bankruptcy proceedings of approximately $2.2 billion. On September 16, 2004, the Bankruptcy Court in the Old UGC bankruptcy proceedings estimated the claim against Old UGC at zero. On November 10, 2004, the Bankruptcy Court confirmed Old UGC’s plan of reorganization, which provided that the claim of Excite@Home would receive no distribution and released both Old UGC and UGC from any liability in connection with such claim. The reorganization became effective on November 24, 2004. On February 15, 2005, the parties involved in the California proceeding agreed to dismiss the Excite@Home complaint.
Cignal. On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications filed a lawsuit against UPC in the District Court in Amsterdam, The Netherlands, claiming $200 million on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful completion of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the initial public offering. A hearing was held on March 8, 2005 and a decision is expected in April 2005.
Class Action Lawsuits Relating to the Merger Transaction with UGC. Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery, and one lawsuit has been filed in the Denver District Court, State of Colorado, all purportedly on behalf of the public stockholders of UGC regarding the announcement on January 18, 2005 of the execution by UGC and us of the agreement and plan of merger for the combination of our companies under a new parent company. The defendants named in these actions include UGC, Gene W. Schneider, Michael T. Fries, David B. Koff, Robert R. Bennett, John C. Malone, John P. Cole, Bernard G. Dvorak, John W. Dick, Paul A. Gould and Gary S. Howard (directors of UGC) and us. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, affirmed an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. In addition to seeking to enjoin the transaction, the complaints seek remedies including damages for the public holders of UGC stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated the Delaware lawsuits. In connection with the Delaware lawsuits, defendants have been served with one request for production of documents. The defendants believe the lawsuits are without merit.
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information
We have two series of common stock, LMI Series A and LMI Series B, which trade on the Nasdaq National Market under the symbols “LBTYA” and “LBTYB,” respectively. Regular trading on our common stock began on June 8, 2004. The following table sets forth the range of high and low sales prices of shares of LMI Series A and LMI Series B common stock for 2004.

	Series A		Series B

	High	Low	High	Low

2004
Second quarter	$38.00	33.98	41.25	38.79
Third quarter	$37.00	28.60	41.25	34.05
Fourth quarter	$47.27	33.25	49.31	36.19

Holders
As of February 14, 2005, there were approximately 3,756 and 240 record holders of LMI Series A and LMI Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder).

Dividends
We have not paid any cash dividends on LMI Series A and LMI Series B common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations. Pursuant to the Liberty Global merger agreement, neither we nor UGC may pay any cash dividends on our respective common stocks until the mergers contemplated thereby are completed or the merger agreement is terminated. Except for the foregoing, there are currently no restrictions on our ability to pay dividends in cash or stock.

Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

Recent Sales of Unregistered Securities
None

Use of Proceeds
On July 19, 2004, our registration statement on Form S-1, as amended (File No. 333-116157) with respect to our rights offering, was declared effective by the Securities and Exchange Commission.
In the rights offering, we incurred expenses aggregating $3,771,000, which consisted of SEC registration fees and third party vendor fees, such as printer costs, and we received approximately $739,432,000 in gross proceeds. We used the net proceeds of the rights offering to repay notes payable in the aggregate principal amount of $116,666,000 to Liberty and to repay $30 million of certain other indebtedness. We intend to use the remaining net proceeds for general corporate purposes, including for acquisitions and to make other investments.

Issuer Purchases of Equity Securities
The following table sets forth information concerning our company’s purchase of its own equity securities during the fourth quarter of the fiscal year ended December 31, 2004:

			(c)	(d)
			Total Number	Maximum Number
			of Shares	(or Approximate Dollar
	(a)	(b)	Purchased as Part	Value) of Shares that
	Total Number	Average	of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

December 2004	3,000,000(1)	$42.63	N/A	N/A

(1)	On December 7, 2004, we purchased 3,000,000 shares of LMI Series A common stock from Comcast Corporation in a private transaction for a cash purchase price of $127,890,000.

Item 6.	SELECTED FINANCIAL DATA.
The following tables present selected historical financial information of (i) certain international cable television and programming subsidiaries and assets of Liberty (LMC International), for periods prior to the June 7, 2004 spin off transaction, whereby LMI’s common stock was distributed on a pro rata basis to Liberty’s stockholders as a dividend, and (ii) LMI and its consolidated subsidiaries for periods following such date. Upon consummation of the spin off, LMI became the owner of the assets that comprise LMC International. The following selected financial data was derived from the audited consolidated financial statements of LMI as of December 31, 2004, 2003 and 2002 and for the each of the four years ended December 31, 2004. Data for other periods has been derived from unaudited information. This information is only a summary, and you should read it together with the accompanying consolidated financial statements.

	December 31,

	2004 (1)	2003	2002	2001	2000

	amounts in thousands
Summary Balance Sheet Data:
Investment in affiliates	$1,865,642	1,740,552	1,145,382	423,326	1,189,630
Other investments	$838,608	450,134	187,826	916,562	134,910
Property and equipment, net	$4,303,099	97,577	89,211	80,306	82,578
Intangible assets, net	$2,897,953	689,026	689,046	701,935	803,514
Total assets	$13,702,363	3,687,037	2,800,896	2,169,102	2,301,800
Debt, including current portion	$5,018,787	54,126	35,286	338,466	101,415
Stockholders’ equity	$5,226,806	3,418,568	2,708,893	2,039,593	1,907,085

	Year ended December 31,

	2004 (1)	2003	2002	2001	2000

	amounts in thousands, except per share amounts
Summary Statement of Operations Data:
Revenue	$2,644,284	108,390	100,255	139,535	125,246
Operating income (loss)	$(313,873)	(1,455)	(39,145)	(122,623)	3,828
Share of earnings (losses) of affiliates(2)	$38,710	13,739	(331,225)	(589,525)	(168,404)
Net earnings (loss)(3)	$(31,758)	20,889	(568,154)	(820,355)	(129,694)
Net earnings (loss) per common share (pro forma for spin off)(4)	$(.20)	.14	N/A	N/A	N/A

(1)	Prior to January 1, 2004, the substantial majority of our operations were conducted through equity method affiliates, including UGC, J-COM and JPC. In January 2004, we completed a transaction that increased our company’s ownership in UGC and enabled us to fully exercise our voting rights with respect to our historical investment in UGC. As a result, UGC has been accounted for as a consolidated subsidiary and included in our company’s consolidated financial position and results of operations since January 1, 2004. For additional information, see note 5 to the accompanying consolidated financial statements.

(2)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142), which, among other matters, provides that goodwill, intangible assets with indefinite lives and excess costs that are considered equity method goodwill are no longer amortized, but are evaluated for impairment under Statement 142 and, in the case of equity method goodwill, APB Opinion No. 18. Share of losses of affiliates includes excess basis amortization of $92,902,000 and $41,419,000 in 2001 and 2000, respectively.

(3)	Our net loss in 2002 and 2001 included our company’s share of UGC’s net losses of $190,216,000 and $439,843,000, respectively. Because we had no commitment to make additional capital contributions to UGC, we suspended recording our share of UGC’s losses when our carrying value was reduced to zero in 2002. In addition, our net loss in 2002 included $247,386,000 of other-than-temporary declines in fair values of investments, and our net loss in 2001 included $534,962,000 of realized and unrealized losses on derivative instruments.

(4)	Earnings (loss) per common share amounts were computed assuming that the shares issued in the spin off were outstanding since January 1, 2003. In addition, the weighted average share amounts for periods prior to July 26, 2004, the date that certain subscription rights were distributed to stockholders pursuant to a rights offering by our company, have been increased to give effect to the benefit derived by our company’s stockholders as a result of the distribution of such subscription rights. For additional information, see note 3 to the accompanying consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The capitalized terms used below have been defined in the notes to the accompanying consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LMC International (prior to June 7, 2004), LMI and its consolidated subsidiaries (on and subsequent to June 7, 2004) or both. Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2004.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.
Overview
We own majority and minority interests in international broadband distribution and programming companies. On June 7, 2004, Liberty completed the spin off of LMI to Liberty’s shareholders. In connection with the spin off, holders of Liberty common stock on the June 1, 2004 Record Date received 0.05 of a share of LMI Series A common stock for each share of Liberty Series A common stock owned on the Record Date and 0.05 of a share of LMI Series B common stock for each share of Liberty Series B common stock owned on the Record Date. The spin off was intended to qualify as a tax-free spin off. For financial reporting purposes, the spin off is deemed to have occurred on June 1, 2004.
Following the spin off, we and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other.

Our operating subsidiaries and most significant equity method investments are set forth below:

Operating subsidiaries at December 31, 2004:

UGC Liberty Cablevision Puerto Rico Pramer
Our most significant subsidiary is UGC, an international broadband communications provider of video, voice, and Internet access services with operations in 13 European countries and three Latin American countries. UGC’s largest operating segments are located in The Netherlands, France, Austria and Chile. At December 31, 2004, we owned approximately 423.8 million shares of UGC common stock, representing an approximate 53.6% economic interest and a 91.0% voting interest. As further described in note 5 to the accompanying consolidated financial statements, we began consolidating UGC on January 1, 2004. Prior to that date, we used the equity method to account for our investment in UGC. As discussed in greater detail in note 1 to the accompanying consolidated financial statements, we have entered into a merger agreement with UGC, whereby Liberty Global, a newly-formed holding company, would acquire all of the capital stock of our company and all of the capital stock of UGC not owned by our company.
Liberty Cablevision Puerto Rico is a wholly-owned subsidiary that owns and operates cable television systems in Puerto Rico. Pramer is a wholly-owned Argentine programming company that supplies programming services to cable television and DTH satellite distributors in Latin America and Spain.

Significant equity method investments at December 31, 2004:

Super Media JPC
On December 28, 2004, our 45.45% ownership interest in J-COM, and a 19.78% interest in J-COM owned by Sumitomo were combined in Super Media. As a result of these transactions, we held a 69.68% noncontrolling interest in Super Media, and Super Media held a 65.23% controlling interest in J-COM at December 31, 2004. Subject to certain conditions, Sumitomo has the obligation to contribute to Super Media substantially all of its remaining 12.25% equity interest in J-COM during 2005. At December 31, 2004, we accounted for our 69.68% interest in Super Media using the equity method. As a result of a change in the corporate governance of Super Media that occurred on February 18, 2005, we will begin accounting for Super Media as a consolidated subsidiary effective January 1, 2005. J-COM owns and operates broadband businesses in Japan. For additional information, see note 6 to the accompanying consolidated financial statements.
JPC is a joint venture between Sumitomo and our company that primarily develops, manages and distributes pay television services in Japan on a platform-neutral basis through various distribution infrastructures, principally cable and DTH service providers.
We believe our primary opportunities in our international markets include continued growth in subscribers; increasing the average revenue per unit by continuing to rollout broadband communication services such as telephone, Internet access and digital video; developing foreign programming businesses; and maximizing operating efficiencies on a regional basis. Potential impediments to achieving these goals include increasing price competition for broadband services; competition from alternative video distribution technologies; and availability of sufficient capital to finance the rollout of new services.
Results of Operations
Due to the January 1, 2004 change from the equity method to the consolidation method of accounting for our investment in UGC, our historical revenue and expenses for 2004 are not comparable to prior year periods. Accordingly, in addition to a discussion of our historical results of operations, we have also included an analysis of our operating results based on the approach we use to analyze our reportable operating segments. As further described below, we believe that our operating segment discussion provides a more meaningful basis for comparing UGC’s operating results than does our historical discussion.

Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except Liberty Cablevision Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro as over 50% of our U.S dollar revenue during 2004 was derived from countries where the euro is the functional currency. In addition, our operating results are also significantly impacted by changes in the exchange rates for the Japanese yen, Chilean peso and, to a lesser degree, other local currencies in Europe.
Discussion and Analysis of Historical Operating Results

Years ended December 31, 2004 and 2003
As noted above, we began consolidating UGC effective January 1, 2004. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during 2004, as compared to 2003, are primarily attributable to this change in our consolidated reporting entities.

Stock-based compensation charges
We incurred stock-based compensation expense of $142,762,000 and $4,088,000 during 2004 and 2003, respectively. The 2004 amount, which includes $116,661,000 of compensation expense related to UGC stock incentive awards, is primarily a function of higher UGC and LMI stock prices and additional vesting of stock incentive awards. As a result of adjustments to certain terms of UGC and LMI stock incentive awards that were outstanding at the time of their respective rights offerings in February 2004 and July 2004, most of the UGC and LMI stock incentive awards outstanding at December 31, 2004 are accounted for as variable-plan awards. A $50,409,000 first quarter 2004 charge was recorded by UGC to reflect a change from fixed-plan accounting to variable-plan accounting. Due to the use of variable-plan accounting by LMI and UGC, stock compensation expense with respect to LMI and Liberty options held by LMI employees and UGC stock incentive awards held by UGC employees is subject to adjustment based on the market value of the underlying common stock and vesting schedules, and ultimately on the final determination of market value when the incentive awards are exercised.

Impairment of long-lived assets
We recorded charges to reflect the impairment of long-lived assets of $69,353,000 during 2004. This amount includes a $26,000,000 charge to write-off enterprise level goodwill associated with Pramer. This charge was triggered by our third quarter 2004 determination that it was more-likely-than-not that we would sell Pramer. Other impairment charges during 2004 include $16,111,000 related to the write-down of certain of UGC’s long-lived telecommunications assets in Norway and $10,955,000 related to the write-down of certain of UGC’s tangible fixed assets in The Netherlands.

Restructuring and Other Charges
During 2004, UGC recorded aggregate restructuring and other charges of $29,018,000, including (i) $21,660,000 related to its operations in The Netherlands, (ii) $4,172,000 relating to certain of its other operations in Europe and (iii) $3,186,00 for certain benefits of the former Chief Executive Officer of UGC. For additional information, see note 17 to the accompanying consolidated financial statements.

Interest and dividend income
Interest and dividend income increased $40,733,000 during 2004, as compared to 2003. The increase includes $23,823,000 that is attributable to the January 1, 2004 consolidation of UGC. The remaining increase is primarily attributable to dividend income on the ABC Family preferred stock, a 99.9% interest in which was contributed by Liberty to our company in connection with the spin off.

Share of earnings of affiliates, net
Our share of earnings of affiliates increased $24,971,000 during 2004, as compared to 2003. Such increase primarily is attributable to increases in our share of the net earnings of J-COM and, to a lesser extent, JPC. Such increases were partially offset by write-downs of our investments in Torneos y Competencias S.A., (Torneos) and another programming entity that operates in Latin America to reflect other-than-temporary declines in the fair values of these investments. The increase in J-COM’s net earnings is primarily attributable to revenue growth due to increases in the subscribers to J-COM’s telephone, Internet and cable television services. For additional discussion of J-COM’s operating results, see “Discussion and Analysis of Reportable Segments” below. During 2003, we did not recognize our share of UGC’s losses as our investment in UGC previously had been reduced to zero and we had no commitment to make additional investments in UGC. For additional information, see note 6 to the accompanying consolidated financial statements.

Realized and unrealized gains (losses) on derivative instruments, net
The details of our realized and unrealized gains (losses) on derivative instruments are as follows:

	Year ended December 31,

	2004	2003

	amounts in thousands
Foreign exchange derivatives	$196	(22,626)
Total return debt swaps	2,384	37,804
Cross-currency and interest rate swaps	(43,779)	—
Interest rate caps	(20,318)	—
Variable forward transaction	1,013	—
Call agreements on LMI Series A common stock	1,713	—
Other	3,844	(2,416)

	$(54,947)	12,762

For additional information concerning our derivative instruments, see note 8 to the accompanying consolidated financial statements.

Foreign currency transaction gains (losses), net
The details of our foreign currency transaction gains (losses) are as follows:

	Year ended December 31,

	2004	2003

	amounts in thousands
Repayment of yen denominated shareholder loans(a)	$56,061	—
U.S. dollar debt issued by UGC’s European subsidiaries	35,684	—
Intercompany notes denominated in a currency other than the entities’ functional currency	46,349
U.S. dollar debt issued and cash held by VTR	3,929	—
Euro denominated debt issued by UGC	(77,255)	—
Euro denominated cash held by UGC	26,192	—
Pramer (primarily U.S. dollar denominated debt)	(730)	2,461
Telewest bonds	333	1,750
Yen denominated cash held by LMI	7,408	—
Other	(5,666)	1,201

	$92,305	5,412

(a)	On December 21, 2004, we received cash proceeds of ¥43,809 million ($420,188,000 at December 21, 2004) in connection with the repayment by J-COM and another affiliate of all principal and interest due to our company pursuant to then outstanding shareholder loans. In connection with this transaction, we recognized in our statement of operations the foreign currency translation gains that previously had been reflected in accumulated other comprehensive earnings.
Through December 31, 2004, we have incurred cumulative translation losses with respect to our equity method investments in Torneos, an Argentine programming company, and Metrópolis, a Chilean cable company, of $86,446,000 and $30,338,000, respectively. Such amounts are included in other comprehensive earnings, net of taxes, in our December 31, 2004 consolidated balance sheet. Upon any disposition of all or a part of these investments, we would recognize the pro rata share of such losses in our statements of operations. Neither investment was deemed to be held for sale at December 31, 2004.

Gains on exchanges of investment securities
During 2004, we recognized pre-tax gains aggregating $178,818,000 on exchanges of investment securities, including a $168,301,000 gain that is attributable to the July 19, 2004 conversion of our investment in Telewest Communications plc Senior Notes and Senior Discount Notes into 18,417,883 shares or approximately 7.5% of the issued and outstanding common stock of Telewest. This gain represents the excess of the fair value of the Telewest common stock received over our cost basis in the Senior Notes and Senior Discount Notes.

Other-than-temporary declines in fair values of investments
We recognized other-than-temporary declines in fair values of investments of $18,542,000 and $6,884,000 during 2004 and 2003, respectively. The 2004 amount includes a $12,429,000 charge recognized during the third quarter of 2004 in connection with our decision to dispose of all remaining Telewest shares during the fourth quarter of 2004.

Gains on extinguishment of debt
During 2004, we recognized gains on extinguishment of debt of $35,787,000. Such gains included a $31,916,000 gain recognized by UGC in connection with the first quarter 2004 consummation of UPC Polska’s plan of reorganization and emergence from U.S. bankruptcy proceedings. For additional information, see note 10 to the accompanying consolidated financial statements.

Gains (losses) on disposition of investments, net
We recognized net gains on dispositions of investments of $43,714,000 and $3,759,000 during 2004 and 2003, respectively. The 2004 amount includes (i) a $37,174,000 gain on the sale of News Corp. Class A common stock, (ii) a $25,256,000 gain in connection with the contribution to JPC of certain indirect interests in an equity method affiliate, (iii) a $16,407,000 net loss on the disposition of 18,417,883 Telewest shares, (iv) a $10,000,000 loss on the sale of Sky Multi-Country, and a (v) a $6,878,000 gain associated with the redemption of our investment in certain bonds. For additional information, see notes 6 and 7 to the accompanying consolidated financial statements.

Income tax benefit (expense)
We recognized income tax benefit (expense) of $17,449,000 and ($27,975,000) during 2004 and 2003, respectively. The 2004 tax benefit differs from the expected tax benefit of $80,110,000 (based on the U.S. federal 35% income tax rate) due primarily to (i) the reduction of UGC’s deferred tax assets as a result of tax rate reductions in The Netherlands, France, the Czech Republic, and Austria; (ii) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans and investments; (iii) the realization of taxable foreign currency gains in certain jurisdictions not recognized for financial reporting purposes, (iv) a net increase in

UGC’s valuation allowance associated with reserves established against currently arising tax loss carryforwards that were only partially offset by the release of valuation allowances in other jurisdictions. Certain of the released valuation allowances were related to deferred tax assets that were recorded in purchase accounting and accordingly, such valuation allowances were reversed against goodwill. The items mentioned above were partially offset by (i) the reversal of a deferred tax liability originally recorded for a gain on extinguishment of debt in a 2002 merger transaction as a result of the emergence of Old UGC from bankruptcy in November 2004; (ii) the recognition of tax losses or deferred tax assets for the sale of investments or subsidiaries and (iii) a deferred tax benefit that we recorded during the third quarter of 2004 to reflect a reduction in the estimated blended state tax rate used to compute our net deferred tax liabilities. Such reduction represents a change in estimate that resulted from our re-evaluation of this rate upon our becoming a separate tax paying entity in connection with the spin off. The difference between the actual tax expense and the expected tax expense of $17,111,000 (based on the U.S. Federal 35% income tax rate) during 2003 is primarily attributable to foreign, state and local taxes. For additional details, see note 11 to the accompanying consolidated financial statements.

Years ended December 31, 2003 and 2002

Revenue
Revenue increased $8,135,000 or 8.1% during 2003, as compared to 2002. The increase was due primarily to a $7,495,000 increase in revenue generated by Liberty Cablevision Puerto Rico. The increase in the revenue of Liberty Cablevision Puerto Rico is due primarily to a $3,685,000 increase in revenue from cable television services, a $1,772,000 increase in broadband Internet revenue and a $1,255,000 increase in equipment rental income. The increase in revenue from cable television services is due primarily to the net effect of (i) increases associated with higher rates and an increase in the number of digital cable subscribers and (ii) decreases associated with an approximate 1% decrease in the number of subscribers to basic cable services. The increase in Liberty Cablevision Puerto Rico’s equipment rental revenue is due primarily to the increase in digital cable subscribers.

Operating costs and expenses
Operating costs and expenses increased $6,375,000 or 14.5% during 2003, as compared to 2002. The increase was due primarily to increases in the operating costs and expenses of both Liberty Cablevision Puerto Rico and Pramer. Higher programming rates and an increase in the number of subscribers receiving the digital programming tier of service contributed to an increase in programming costs that accounted for most of the $4,103,000 increase in Liberty Cablevision Puerto Rico’s operating expenses. The increase in Pramer’s operating costs and expenses is attributable to individually insignificant items.

Selling, general and administrative (SG&A) expenses
SG&A expenses decreased $1,932,000 or 4.6% during 2003, as compared to 2002. The decrease is due primarily to a $4,596,000 decrease in SG&A expenses incurred by Pramer, offset by a $2,584,000 increase in SG&A expenses incurred by Liberty Cablevision Puerto Rico. The decrease in Pramer’s SG&A expenses is due primarily to a decrease in bad debt expense as Pramer experienced unusually high bad debt expense during 2002 as a result of poor economic conditions in Argentina and the devaluation of the Argentine peso. The increase in Liberty Cablevision Puerto Rico’s SG&A expense is due to increases in salaries and related personnel costs and other individually insignificant items. The increase in salaries and personnel costs is primarily related to increased headcount required to support Liberty Cablevision Puerto Rico’s launch of its broadband Internet service.

Stock-based compensation charges (credits)
We had stock-based compensation charges of $4,088,000 in 2003 and credits of $5,815,000 in 2002. The stock compensation amounts reflected in our statements of operations during these periods were based on stock appreciation rights held by Liberty employees who performed services for our company. The stock compensation amounts recorded during 2003 and 2002 are primarily a function of the market price of Liberty common stock and the vesting of the awards.

Depreciation and amortization
Depreciation and amortization increased $2,027,000 or 15.5% during 2003, as compared to 2002. The increase in depreciation and amortization is primarily due to an increase in the depreciable tangible assets of Liberty Cablevision Puerto Rico as a result of capital additions.

Impairment of long-lived assets
We recorded charges to reflect the impairment of long-lived assets of $45,928,000 during 2002, including charges of $39,000,000 and $5,000,000 to reflect the write-off of enterprise goodwill associated with our investments in Metrópolis and Torneos, respectively. We recorded the Metrópolis impairment in connection with an evaluation of the carrying value of our investment in Metrópolis as more fully described below. The Torneos impairment resulted primarily from the devaluation of the Argentine peso.

Interest and dividend income
We recognized interest and dividend income of $24,874,000 and $25,883,000 during 2003 and 2002, respectively. The $1,009,000 decrease during 2003 is primarily attributable to a decrease in interest income from the Belmarken Loan that was largely offset by increases in (i) interest income earned on shareholder loans to J-COM and (ii) other sources of interest income. The Belmarken Loan represented debt of a UGC subsidiary, and we contributed the Belmarken Loan to UGC in connection with the 2002 UGC Transaction.

Share of earnings (losses) of affiliates, net
A summary of our share of earnings (losses) of affiliates, net, is included below:

	Year ended December 31,

	2003	2002

	amounts in thousands
J-COM	$20,341	(21,595)
JPC	11,775	5,801
Metrópolis	(8,291)	(80,394)
UGC	—	(190,216)
Other	(10,086)	(44,821)

	$13,739	(331,225)

Included in share of losses in 2003 and 2002 are adjustments for other-than-temporary declines in value aggregating $12,616,000 and $72,030,000, respectively. The 2002 amount includes $66,555,000 associated with Metrópolis. The Metrópolis impairment was recorded as a result of a decline in value associated with increased competition and subscriber losses.
As noted above, we did not recognize our share of UGC’s losses during 2003 as our investment in UGC previously had been reduced to zero and we had no commitment to make additional investments in UGC.

Realized and unrealized gains (losses) on derivative instruments, net
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,

	2003	2002

	amounts in thousands
Foreign exchange derivatives	$(22,626)	(11,239)
Total return debt swaps	37,804	(1,088)
Other	(2,416)	(4,378)

	$12,762	(16,705)

Foreign currency transaction gains (losses), net
The details of our foreign currency transaction gains (losses), net are as follows:

	Year ended December 31,

	2003	2002

	amounts in thousands
Pramer (primarily U.S. dollar denominated debt) (a)	$2,461	(12,290)
Telewest bonds	1,750	3,603
Other	1,201	420

	$5,412	(8,267)

(a)	The foreign currency losses experienced by Pramer during 2002 are attributable to the devaluation of the Argentine peso.

Gains on exchanges of investment securities
On January 30, 2002, our company and UGC completed the 2002 UGC Transaction pursuant to which UGC was formed to own Old UGC. Upon consummation of the 2002 UGC Transaction, all shares of Old UGC common stock were exchanged for shares of common stock of UGC. In addition, we contributed to UGC (i) cash consideration of $200,000,000, (ii) the Belmarken Loan, with an accreted value of $891,671,000 and a carrying value of $495,603,000 and (iii) Senior Notes and Senior Discount Notes of UPC, a subsidiary of Old UGC, with an aggregate carrying amount of $270,398,000, in exchange for 281.3 million shares of UGC Class C common stock with a fair value of $1,406,441,000. We accounted for the 2002 UGC Transaction as the acquisition of an additional noncontrolling interest in UGC in exchange for monetary financial instruments. Accordingly, we calculated a $440,440,000 gain on the transaction based on the difference between the estimated fair value of the financial instruments and their carrying value. Due to our continuing indirect ownership in the assets contributed to UGC, we limited the amount of gain we recognized to the minority shareholders’ attributable share (approximately 28%) of such assets or $122,618,000 (before deferred tax expense of $47,821,000).

Other-than-temporary declines in fair values of investments
During 2003 and 2002, we determined that certain of our cost investments experienced other-than-temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based on quoted market prices and discounted cash flow analysis. These adjustments are reflected as other-

than-temporary declines in fair value of investments in the consolidated statements of operations. The details of our other-than-temporary declines in fair value of investments are as follows:

	Year ended
	December 31,

	2003	2002

	amounts in
	thousands
Sky Latin America	$6,884	105,250
Telewest bonds	—	141,271
Other	—	865

	$6,884	247,386

The impairment of our investment in Sky Latin America was primarily a function of economic conditions in the countries in which Sky Latin America operates. The amount of the Sky Latin America impairment was based on discounted cash flow analysis. The carrying value of the Telewest bonds was reduced based on quoted market prices at the balance sheet date.

Income tax benefit (expense)
We recognized income tax benefit (expense) of ($27,975,000) and $166,121,000 during 2003 and 2002, respectively. The 2003 tax expense differs from the expected tax expense of $17,111,000 (based on the U.S. federal 35% income tax rate) primarily due to foreign, state and local taxes. The 2002 tax expense differs from the expected tax benefit of $173,593,000 (based on the U.S. federal 35% income tax rate) as the effect of state, local and foreign tax benefits was more than offset by the impact of certain non-deductible expenses and other individually insignificant items. For additional information, see note 11 to the accompanying consolidated financial statements.

Cumulative effect of accounting change, net of taxes
We and our subsidiaries adopted Statement 142 effective January 1, 2002. Upon adoption, we determined that the carrying value of certain of our reporting units (including allocated goodwill) was not recoverable. Accordingly, in the first quarter of 2002, we recorded an impairment loss of $238,267,000, after deducting taxes of $103,105,000, as the cumulative effect of a change in accounting principle. This transitional impairment loss includes a pre-tax adjustment of $264,372,000 for our proportionate share of transition adjustments that UGC recorded.
Discussion and Analysis of Reportable Segments
For purposes of evaluating the performance of our operating segments, we compare and analyze 100% of the revenue and operating cash flow of our reportable operating segments regardless of whether we use the consolidation or equity method to account for such reportable segments. Accordingly, in the following tables, we have presented 100% of the revenue, operating expenses, SG&A expenses and operating cash flow of our reportable segments, notwithstanding the fact that we used the equity method to account for (i) UGC during the 2003 and 2002 periods and (ii) our equity method investment in J-COM for all periods presented. The revenue, operating expenses, SG&A expenses and operating cash flow of UGC for the 2003 and 2002 periods and J-COM for all periods presented are then eliminated to arrive at the reported amounts. It should be noted, however, that this presentation is not in accordance with GAAP since the results of operations of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate. For additional information concerning our operating segments, including a discussion of our performance measures and a reconciliation of operating cash flow to pre-tax earnings (loss), see note 20 to the accompanying consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses) as well as an analysis of operating cash flow by operating segment for 2004 compared to 2003 and 2003 compared to 2002. In each case, the tables present (i) the amounts reported by each of our operating segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period, and (iii) the U.S. dollar equivalent of the change and the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table.
UGC Broadband — France acquired Noos on July 1, 2004. Accordingly, increases in the amounts presented for UGC Broadband — France during 2004, as compared to the corresponding prior year periods, are primarily attributable to the Noos acquisition. In addition, UGC has included Chorus Communications Limited (Chorus), a wholly owned subsidiary of PHL and a cable operator in Ireland, in its consolidated financial statements since June 1, 2004. Accordingly, increases in the amounts presented for UGC Broadband — Other Europe during 2004, as compared to 2003, are partially attributable to the operations of Chorus since June 1, 2004. In addition, the third quarter 2002 deconsolidation of UGC’s broadband operations in Germany factors into the 2003 to 2002 comparisons. For additional information concerning the Noos acquisition and the PHL transactions, see note 5 to the accompanying consolidated financial statements.
Revenue of our Reportable Segments

Revenue — Years ended December 31, 2004 and 2003

					Increase (decrease)
	Year ended December 31,		Increase (decrease)		excluding FX

	2004	2003	$	%	$	%

	amounts in thousands, except % amounts
UGC Broadband — The Netherlands	$716,932	592,223	124,709	21.1%	60,999	10.3%
UGC Broadband — France	312,792	113,946	198,846	174.5%	187,462	164.5%
UGC Broadband — Austria	299,874	260,162	39,712	15.3%	13,268	5.1%
UGC Broadband — Other Europe	752,900	561,737	191,163	34.0%	134,926	24.0%

UGC Broadband — Total Europe	2,082,498	1,528,068	554,430	36.3%	396,655	26.0%
UGC Broadband — Chile (VTR)	299,951	229,835	70,116	30.5%	36,314	15.8%
J-COM	1,504,709	1,233,492	271,217	22.0%	156,706	12.7%
Corporate and all other	400,818	369,072	31,746	8.6%	(3,835)	(1.0%)
Elimination of intercompany transactions	(138,983)	(127,055)	N.M.	N.M.	N.M.	N.M.
Elimination of equity affiliates	(1,504,709)	(3,125,022)	N.M.	N.M.	N.M.	N.M.

Total consolidated LMI	$2,644,284	108,390	N.M.	N.M.	N.M.	N.M.

N.M. — Not Meaningful

UGC Broadband — The Netherlands
UGC Broadband — The Netherlands’ revenue increased 21.1% in 2004, as compared to 2003. Excluding the effects of foreign exchange fluctuations, such increase was 10.3%. The local currency increase is primarily attributable to an increase in the average monthly revenue per subscriber, due primarily to higher average rates for cable television services and the increased penetration of broadband Internet services. These factors were somewhat offset by reduced tariffs for telephone services as lower outbound interconnect rates were passed through to the customer to maintain the product at a competitive level in the market. The average number of subscribers in 2004 was slightly higher than the comparable number in 2003 as increases in broadband Internet and telephone subscribers were largely offset by a decline in cable television subscribers.

UGC previously announced that it would increase rates for analog video customers in The Netherlands towards a standard rate, effective January 1, 2004. As previously reported, UGC has been enjoined from, or has voluntarily waived, implementing these rate increases in certain cities within The Netherlands. Thus far, UGC has reached agreement with most of these municipalities, including the municipality of Amsterdam, allowing it to increase its cable tariffs to a standard rate of €15.20. UGC is continuing to negotiate with the other municipalities.

UGC Broadband — France
UGC Broadband — France’s revenue in 2004 includes $183,930,000 generated by Noos. Excluding the increase associated with the Noos acquisition and the $11,384,000 increase associated with foreign exchange fluctuations, UGC Broadband — France’s revenue increased $3,532,000 or 3.1% in 2004, as compared to 2003. This 3.1% increase is primarily attributable to an increase in the average number of subscribers in 2004, as compared to 2003. Cable television, broadband Internet and telephone services all contributed to this subscriber increase. A decrease in the average monthly revenue per telephone subscriber partially offset the positive impact of the subscriber increases. The lower telephone revenue is attributable to lower tariffs from telephone services, as lower outbound interconnect rates were passed through to the customer to maintain the service at a competitive level in the market, as well as reduced outbound telephone traffic as more customers migrate from dial-up Internet access to broadband Internet access and migrate from fixed-line telephone usage to cellular phone usage.

UGC Broadband — Austria
UGC Broadband — Austria’s revenue increased 15.3% in 2004, as compared to 2003. Excluding the effects of foreign exchange fluctuations, such increase was 5.1%. The local currency increase is primarily attributable to growth in the average number of subscribers in 2004, as compared to 2003. This subscriber growth is primarily attributable to an increase in the average number of subscribers to broadband Internet service.

UGC Broadband — Other Europe
UGC Broadband — Other Europe includes broadband operations in Norway, Sweden, Belgium, Ireland, Hungary, Poland, Czech Republic, Slovak Republic, Slovenia and Romania. UGC Broadband — Other Europe’s revenue in 2004 includes $48,953,000 of revenue generated by Chorus. Excluding the increase associated with the 2004 Chorus acquisition and the $56,237,000 increase associated with foreign exchange fluctuations, UGC Broadband — Other Europe’s revenue increased $85,973,000 or 15.3% during 2004, as compared to 2003. The 15.3% increase is due primarily to increases in the average monthly revenue per subscriber across all of the UGC Broadband — Other Europe countries. An overall increase in the average number of cable television and broadband Internet subscribers in 2004, as compared to 2003, also contributed to the increase.

UGC Broadband — Chile (VTR)
UGC Broadband — Chile’s revenue increased 30.5% during 2004, as compared to 2003. Excluding the effects of foreign exchange fluctuations, such increase was 15.8%. This 15.8% increase is due primarily to growth in the average number of subscribers to cable television, broadband Internet and telephone services during 2004, as compared to 2003. This subscriber growth is due primarily to improved direct sales, mass marketing initiatives and lower subscriber churn. UGC Broadband — Chile’s average monthly revenue per subscriber remained relatively flat from period to period due primarily to significant competition in UGC Broadband — Chile’s markets.

J-COM
J-COM’s revenue increased 22.0% during 2004, as compared to 2003. Excluding the effects of foreign exchange fluctuations, such increase was 12.7%. The local currency increase is primarily attributable to a significant increase in the average number of subscribers in 2004, as compared to 2003. Most of this subscriber increase is attributable to growth within J-COM’s telephone and broadband Internet services. An increase in average revenue per household per month also contributed to the increase in local currency revenue. The increase in average revenue per household per month is primarily attributable to the full-year effect of cable television service price increases implemented during 2003 and increased penetration of J-COM’s higher-priced broadband Internet service. These factors were somewhat offset by a reduction in the price for one of J-COM’s lower-priced broadband Internet services and a decrease in customer call volumes for J-COM’s telephone service.

Revenue — Years ended December 31, 2003 and 2002

					Increase (decrease)
	Year ended December 31,		Increase (decrease)		excluding FX

	2003	2002	$	%	$	%

	amounts in thousands, except % amounts
UGC Broadband — The Netherlands	$592,223	459,044	133,179	29.0%	35,346	7.7%
UGC Broadband — France	113,946	92,441	21,505	23.3%	2,681	2.9%
UGC Broadband — Austria	260,162	198,189	61,973	31.3%	19,026	9.6%
UGC Broadband — Other Europe	561,737	461,149	100,588	21.8%	34,034	7.4%

UGC Broadband — Total Europe	1,528,068	1,210,823	317,245	26.2%	91,087	7.5%
UGC Broadband — Chile (VTR)	229,835	186,426	43,409	23.3%	42,319	22.7%
J-COM	1,233,492	930,736	302,756	32.5%	211,703	22.7%
Corporate and all other	369,072	326,722	42,350	13.0%	(8,448)	(2.6)%
Elimination of intercompany transactions	(127,055)	(108,695)	N.M.	N.M.	N.M.	N.M.
Elimination of equity affiliates	(3,125,022)	(2,445,757)	N.M.	N.M.	N.M.	N.M.

Total consolidated LMI	$108,390	100,255	N.M.	N.M.	N.M.	N.M.

N.M. — Not Meaningful

UGC Broadband — The Netherlands
UGC Broadband — The Netherlands’ revenue increased 29.0% in 2003, as compared to 2002. Excluding the effects of foreign exchange fluctuations, such increase was 7.7%. The local currency increase is due primarily to rate increases for cable television services. The average number of subscribers in 2003 increased slightly over the comparable number in 2002 as increases in broadband Internet subscribers were largely offset by decreases in cable television and telephone subscribers.

UGC Broadband — France
UGC Broadband — France’s revenue increased 23.3% in 2003, as compared to 2002. Excluding the effects of foreign exchange fluctuations, revenue increased 2.9% in 2003, as compared to 2002. This local currency increase is primarily attributable to increases in the average number of subscribers to cable television, and to a lesser extent, broadband Internet and telephone services in 2003, as compared to 2002. UGC Broadband — France’s average monthly revenue per subscriber declined slightly as the positive impact of increased penetration of broadband Internet services was more than offset by lower telephony revenue and an increase in the proportion of subscribers to lower-priced tiers within the total number of subscribers for cable television services.

UGC Broadband — Austria
UGC Broadband — Austria’s revenue increased 31.3% in 2003, as compared to 2002. Excluding the effects of foreign exchange fluctuations, such increase was 9.6%. The local currency increase is due primarily to increases in the average number of broadband Internet and telephone subscribers during 2003, as compared to

2002. An increase in the average monthly revenue per subscriber, due primarily to the increased penetration of broadband Internet services, also contributed to the increase.

UGC Broadband — Other Europe
UGC Broadband — Other Europe’s revenue increased 21.8% during 2003, as compared to 2002. Excluding the $28,069,000 decrease associated with the third quarter 2002 deconsolidation of UGC’s broadband operations in Germany and the $66,554,000 increase associated with foreign exchange fluctuations, UGC Broadband — Other Europe’s revenue increased $62,103,000 or 14.3% in 2003, as compared to 2002. The local currency revenue increase is attributable to increases in average monthly revenue per subscriber across all of the UGC Broadband — Other Europe countries. An overall increase in the average number of cable television and broadband Internet subscribers in 2004, as compared to 2003, also contributed to the increase.

UGC Broadband — Chile (VTR)
UGC Broadband — Chile’s revenue increased 23.3% in 2003, as compared to 2002. Excluding the effects of foreign exchange fluctuations, such increase was 22.7%. The local currency increase was primarily due to an increase in the average number of subscribers in 2003, as compared to 2002. The subscriber increase is attributable to the increased effectiveness of UGC Broadband — Chile’s direct sales force and mass marketing initiatives for its broadband Internet services, and to increased premium tier customers. In addition, UGC Broadband — Chile’s average monthly revenue per subscriber was favorably impacted by a decrease in promotions and price discounts.

J-COM
J-COM’s revenue increased 32.5% during 2003, as compared to 2002. Excluding the effects of foreign exchange fluctuations, such increase was 22.7%. The local currency increases are primarily attributable to a significant increase in the average number of subscribers in 2003, as compared to 2002. Most of this subscriber increase is attributable to growth within J-COM’s telephone and broadband Internet services. An increase in average revenue per household per month during 2003, as compared to 2002, also contributed to the increase in local currency revenue. The increases in average revenue per household per month is primarily attributable to the effect of cable television service price increases and increased penetration of J-COM’s higher-priced broadband Internet service. These factors were somewhat offset by a reduction in the prices for J-COM’s lower-priced broadband Internet services and a decrease in customer call volumes for J-COM’s telephone service.

Operating Expenses of our Reportable Segments

Operating expenses — Years ended December 31, 2004 and 2003

					Increase (decrease)
	Year ended December 31,		Increase (decrease)		excluding FX

	2004	2003	$	%	$	%

	amounts in thousands, except % amounts
UGC Broadband — The Netherlands	$243,975	229,653	14,322	6.2%	(8,038)	(3.5)%
UGC Broadband — France	168,634	67,160	101,474	151.1%	94,427	140.6%
UGC Broadband — Austria	136,675	118,457	18,218	15.4%	5,686	4.8%
UGC Broadband — Other Europe	329,669	259,045	70,624	27.3%	44,952	17.4%

UGC Broadband — Total Europe	878,953	674,315	204,638	30.3%	137,027	20.3%
UGC Broadband — Chile (VTR)	116,131	96,965	19,166	19.8%	5,818	6.0%
J-COM	502,488	429,911	72,577	16.9%	34,243	8.0%
Corporate and all other	201,819	181,581	20,238	11.1%	5,909	3.3%
Elimination of intercompany transactions	(128,611)	(117,423)	N.M.	N.M.	N.M.	N.M.
Elimination of equity affiliates	(502,488)	(1,215,043)	N.M.	N.M.	N.M.	N.M.

Total consolidated LMI	$1,068,292	50,306	N.M.	N.M.	N.M.	N.M.

N.M. — Not Meaningful

General
Operating expenses include programming, network operations and other direct costs. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins.

UGC Broadband — Total Europe
Operating expenses for UGC Broadband — Total Europe increased 30.3% in 2004, as compared to 2003. Operating expenses for UGC Broadband — France and UGC Broadband — Other Europe include $92,076,000 and $11,451,000 incurred by Noos and Chorus, respectively, both of which were acquired in 2004. Excluding the $103,527,000 increase associated with the 2004 Noos and Chorus acquisitions and the $67,611,000 increase associated with foreign exchange rate fluctuations, UGC Broadband — Total Europe’s operating expenses increased $33,500,000 or 5.0% in 2004, as compared to 2003, primarily due to the net effect of the following factors:

(i) an increase in customer operation expenses as a result of higher numbers of new and reconnecting subscribers during 2004, as compared to 2003. This higher activity level required UGC to hire additional staff and use outsourced contractors;

(ii) an increase in direct programming costs related to subscriber growth and, in certain markets, an increase in channels on the analog and digital platforms;

(iii) a decrease due to net cost reductions across network operations, customer care and billing and collection activities. These reductions were due to improved cost controls across all aspects of the business, including more effective procurement of support services, lower billing and collections charges, with bad debt charges in particular reduced in The Netherlands, and the increasing operational leverage of the business;

(iv) an increase in intercompany costs for broadband Internet services under the revenue sharing agreement between UPC Broadband and chellomedia;

(v) a decrease related to reduced telephone direct costs in 2004, as compared to 2003, primarily due to decreases in outbound interconnect rates;

(vi) an increase due to annual wage increases; and

(vii) a decrease due to cost savings in The Netherlands resulting from a restructuring plan implemented in the second quarter of 2004 whereby the management structure was changed from a three-region model to a centralized management organization.

UGC Broadband — Chile (VTR)
UGC Broadband — Chile’s operating expenses increased 19.8% for 2004, as compared to 2003. Excluding the effects of foreign exchange fluctuations, such increase was 6.0%. The local currency increase primarily is due to increases in (i) domestic and international access charges, (ii) programming costs, and (iii) the cost of maintenance and technical services. Such increased costs were largely driven by subscriber growth.

J-COM
J-COM operating expenses increased 16.9% during 2004, as compared to 2003. Excluding the effects of foreign exchange fluctuations, such increase was 8.0%. These local currency increases primarily are due to an increase in programming costs as a result of subscriber growth and improved service offerings. Increases in network maintenance and technical support costs associated with the expansion of J-COM’s network also contributed to the increases.

Operating expenses — Years ended December 31, 2003 and 2002
An analysis of the operating expenses of our reportable segments for the indicated periods is set forth below:

					Increase (decrease)
	Year ended December 31,		Increase (decrease)		excluding FX

	2003	2002	$	%	$	%

	amounts in thousands, except % amounts
UGC Broadband — The Netherlands	$229,653	251,614	(21,961)	(8.7)%	(58,878)	(23.4)%
UGC Broadband — France	67,160	72,120	(4,960)	(6.9)%	(15,794)	(21.9)%
UGC Broadband — Austria	118,457	100,849	17,608	17.5%	(1,412)	(1.4)%
UGC Broadband — Other Europe	259,045	236,685	22,360	9.4%	(6,750)	(2.9)%

UGC Broadband — Total Europe	674,315	661,268	13,047	2.0%	(82,834)	(12.5)%
UGC Broadband — Chile (VTR)	96,965	93,243	3,722	4.0%	3,730	4.0%
J-COM	429,911	366,828	63,083	17.2%	31,348	8.5%
Corporate and all other	181,581	175,639	5,942	3.4%	(19,118)	(10.9)%
Elimination of intercompany transactions	(117,423)	(96,762)	N.M.	N.M.	N.M.	N.M.
Elimination of equity affiliates	(1,215,043)	(1,156,285)	N.M.	N.M.	N.M.	N.M.

Total consolidated LMI	$50,306	43,931	N.M.	N.M.	N.M.	N.M.

N.M. — Not Meaningful

UGC Broadband — Total Europe
Operating expenses for UGC Broadband — Total Europe increased 2.0% in 2003, as compared to 2002. Excluding the $14,332,000 decrease associated with the third quarter 2002 deconsolidation of UGC’s Broadband operations in Germany and the $95,881,000 increase associated with foreign exchange rate fluctuations, UGC Broadband — Total Europe’s operating expenses decreased $68,502,000 or 10.4% in 2003, as compared to 2002, primarily due to:

(i) a decrease associated with improved cost control across all aspects of the business, including the benefit of restructuring activities, other cost cutting initiatives, continued improvements in processes and systems and organizational rationalization. In addition, more effective procurement processes resulted in improved terms from major vendors; and

(ii) a decrease in billing and collection charges, reflecting improved receivables management and lower bad debt charges, particularly in The Netherlands and France, where reduced bad debt charges accounted for over 75% of the total reduction;

(iii) a decrease in telephone outbound interconnect costs, which offset an increase in intercompany cost for broadband Internet services under the revenue sharing agreement between UPC Broadband and chellomedia;

(iv) a decrease in programming costs resulting from a year over year reduction in the DTH business, due to the closure of an uplink facility, which was only partially offset by the impact of subscriber growth.

UGC Broadband — Chile (VTR)
Operating expenses for UGC Broadband — Chile increased 4.0% in 2003, as compared to 2002. Excluding the effects of foreign exchange fluctuations, such increase was also 4.0%. This increase is primarily due to increases in variable costs such as domestic and international access charges, programming costs and maintenance and technical service costs. Such increased costs were largely driven by subscriber growth.

J-COM
J-COM operating expenses increased 17.2% during 2003, as compared to 2002. Excluding the effects of foreign exchange fluctuations, such increases were 8.5%. The local currency increase primarily is due to an increase in programming costs as a result of video subscriber growth, and to an increase in interconnection charges paid to third parties associated with an increase in telephone revenue. Increases in network maintenance and technical support costs associated with the expansion of J-COM’s network also contributed to the increase.

SG&A Expenses of our Reportable Segments

SG&A expenses — Years ended December 31, 2004 and 2003

			Increase		Increase (decrease)
	Year ended December 31,		(decrease)		excluding FX

	2004	2003	$	%	$	%

	amounts in thousands, except % amounts
UGC Broadband — The Netherlands	$111,692	95,495	16,197	17.0%	6,016	6.3%
UGC Broadband — France	90,468	32,866	57,602	175.3%	54,257	165.1%
UGC Broadband — Austria	51,249	43,427	7,822	18.0%	3,344	7.7%
UGC Broadband — Other Europe	141,833	99,197	42,636	43.0%	32,448	32.7%

UGC Broadband — Total Europe	395,242	270,985	124,257	45.9%	96,065	35.5%
UGC Broadband — Chile (VTR)	75,068	62,919	12,149	19.3%	3,775	6.0%
J-COM	412,624	375,263	37,361	10.0%	6,009	1.6%
Corporate and all other	227,906	193,581	34,325	17.7%	10,238	5.3%
Elimination of intercompany transactions	(10,372)	(9,632)	N.M.	N.M.	N.M.	N.M.
Elimination of equity affiliates	(412,624)	(852,779)	N.M.	N.M.	N.M.	N.M.

Total consolidated LMI	$687,844	40,337	N.M.	N.M.	N.M.	N.M.

N.M. — Not Meaningful

General
SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses.

UGC Broadband — Total Europe
SG&A expenses for UGC Broadband — Total Europe increased 45.9% in 2004, as compared to 2003. SG&A expenses for UGC Broadband — France and UGC Broadband — Other Europe include $51,069,000 and $25,707,000 incurred by Noos and Chorus, respectively, both of which were acquired in 2004. Excluding the $76,776,000 increase associated with the 2004 Noos and Chorus acquisitions and the $28,192,000 increase due to exchange rate fluctuations, UGC Broadband — Total Europe’s SG&A expenses increased $19,289,000, or 7.1% in 2004, as compared to 2003, primarily due to:

(i) an increase in marketing expenditures to support subscriber growth and new digital programming services;

(ii) annual wage increases; and

(iii) increased consulting and other information technology support costs associated with the implementation of new customer care systems in several countries and a subscriber management system in Austria.
These increases were partly offset by continuing cost control across all aspects of the business and cost savings resulting from UGC Broadband — The Netherlands’ restructuring that was implemented during the second quarter of 2004.

UGC Broadband — Chile (VTR)
UGC Broadband — Chile’s SG&A expenses increased 19.3% during 2004, as compared to 2003. Excluding the effects of foreign exchange fluctuations, such increase was 6.0%. The local currency increase primarily is due to (i) an increase in commissions and marketing costs as a result of subscriber growth and increased competition, (ii) annual wage increases, and (iii) higher legal, accounting and other professional advisory fees due in part to requirements of the Sarbanes-Oxley Act of 2002.

J-COM
J-COM SG&A expenses increased 10% during 2004 as compared to 2003. Excluding the effects of foreign exchange fluctuations, J-COM SG&A expenses increased 1.6% during 2004 as compared to 2003. This local currency increase primarily is attributable to the net effect of (i) increased labor and other overhead costs associated primarily with increases in J-COM’s subscribers, and (ii) reduced marketing personnel and advertising and promotion expenses.

SG&A expenses — Years ended December 31, 2003 and 2002
An analysis of the SG&A expenses of our reportable segments for the indicated periods is set forth below:

					Increase (decrease)
	Year ended December 31,		Increase (decrease)		excluding FX

	2003	2002	$	%	$	%

	amounts in thousands, except % amounts
UGC Broadband — The Netherlands	$95,495	88,101	7,394	8.4%	(9,691)	(11.0)%
UGC Broadband — France	32,866	30,767	2,099	6.8%	(3,538)	(11.5)%
UGC Broadband — Austria	43,427	32,678	10,749	32.9%	2,680	8.2%
UGC Broadband — Other Europe	99,197	92,582	6,615	7.1%	(2,381)	(2.6)%

UGC Broadband — Total Europe	270,985	244,128	26,857	11.0%	(12,930)	(5.3)%
UGC Broadband — Chile (VTR)	62,919	51,224	11,695	22.8%	11,321	22.1%
J-COM	375,263	352,762	22,501	6.4%	(5,380)	(1.5)%
Corporate and all other	193,581	188,040	5,541	2.9%	(19,513)	(10.4)%
Elimination of intercompany transactions	(9,632)	(11,933)	N.M.	N.M.	N.M.	N.M.
Elimination of equity affiliates	(852,779)	(781,952)	N.M.	N.M.	N.M.	N.M.

Total consolidated LMI	$40,337	42,269	N.M.	N.M.	N.M.	N.M.

N.M. — Not Meaningful

UGC Broadband — Total Europe
SG&A expenses for UGC Broadband — Total Europe increased 11.0% in 2003, as compared to 2002. Excluding the $1,175,000 decrease associated with the third quarter 2002 deconsolidation of UGC’s broadband operations in Germany and the $39,787,000 increase associated with exchange rate fluctuations, UGC Broadband — Total Europe’s SG&A expenses decreased $11,755,000 or 4.8% in 2003, as compared to 2002, primarily due to improved operational cost control resulting from restructuring activities and other cost cutting measures. These cost reductions were partially offset by an increase in marketing expenditures to support subscriber growth.

UGC Broadband — Chile (VTR)
SG&A expenses for UGC Broadband — Chile increased 22.8% in 2003, as compared to 2002. Excluding the effects of foreign exchange fluctuations, SG&A expenses increased 22.1%, primarily due to (i) an increase in commissions and marketing costs as a result of subscriber growth and increased competition, (ii) annual wage increases and (iii) higher professional advisory fees.

J-COM
J-COM SG&A expenses increased 6.4% during 2003, as compared to 2002. Excluding the effects of foreign exchange fluctuations, J-COM SG&A expenses decreased 1.5% during 2003 as compared to 2002. This decrease was attributable primarily to reduced costs for marketing personnel and advertising and promotion expenses associated with customer acquisitions, expense reductions resulting from scale efficiencies and to continued management focus on limiting expenses. The decrease was partially offset by an increase in labor costs at J-COM’s call centers as a result of the provision of customer support to a larger subscriber base.
Operating Cash Flow of our Reportable Segments
Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, impairment of long-lived assets, restructuring and other charges and stock-based compensation). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow distorts the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. For a reconciliation of total consolidated operating cash flow to our consolidated pre-tax earnings (loss), see note 20 to the accompanying consolidated financial statements. Investors should view operating cash flow as a supplement to, and not a substitute for, operating income, net income, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.

Operating Cash Flow — Years ended December 31, 2004 and 2003
An analysis of the operating cash flow of our reportable segments for the indicated periods is set forth below:

					Increase (decrease)
	Year ended December 31,		Increase (decrease)		excluding FX

	2004	2003	$	%	$	%

	amounts in thousands, except % amounts
UGC Broadband — The Netherlands	$361,265	267,075	94,190	35.3%	63,021	23.6%
UGC Broadband — France	53,690	13,920	39,770	285.7%	38,778	278.6%
UGC Broadband — Austria	111,950	98,278	13,672	13.9%	4,238	4.3%
UGC Broadband — Other Europe	281,398	203,495	77,903	38.3%	57,526	28.3%

UGC Broadband — Total Europe	808,303	582,768	225,535	38.7%	163,563	28.1%
UGC Broadband — Chile (VTR)	108,752	69,951	38,801	55.5%	26,721	38.2%
J-COM	589,597	428,318	161,279	37.7%	116,454	27.2%
Corporate and all other	(28,907)	(6,090)	(22,817)	374.7%	(19,982)	328.1%
Elimination of equity affiliates	(589,597)	(1,057,200)	N.M.	N.M.	N.M.	N.M.

Total consolidated LMI	$888,148	17,747	N.M.	N.M.	N.M.	N.M.

N.M. — Not Meaningful
As set forth in the above table, our consolidated operating cash flow for 2004 was $888,148,000. If exchange rates had remained unchanged from 2003 levels, our operating cash flow would have been $816,931,000 in 2004. For explanations of the factors contributing to the changes in operating cash flow, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.

Operating Cash Flow — Years ended December 31, 2003 and 2002
An analysis of the operating cash flow of our reportable segments for the indicated periods is set forth below:

					Increase (decrease)
	Year ended December 31,		Increase (decrease)		excluding FX

	2003	2002	$	%	$	%

	amounts in thousands, except % amounts
UGC Broadband — The Netherlands	$267,075	119,329	147,746	123.8%	103,915	87.1%
UGC Broadband — France	13,920	(10,446)	24,366	(233.3)%	22,013	(210.7)%
UGC Broadband — Austria	98,278	64,662	33,616	52.0%	17,758	27.5%
UGC Broadband — Other Europe	203,495	131,882	71,613	54.3%	43,165	32.7%

UGC Broadband — Total Europe	582,768	305,427	277,341	90.8%	186,851	61.2%
UGC Broadband — Chile (VTR)	69,951	41,959	27,992	66.7%	27,268	65.0%
J-COM	428,318	211,146	217,172	102.9%	185,735	88.0%
Corporate and all other	(6,090)	(36,957)	30,867	(83.5)%	30,183	(81.7)%
Elimination of equity affiliates	(1,057,200)	(507,520)	N.M.	N.M.	N.M.	N.M.

Total consolidated LMI	$17,747	14,055	N.M.	N.M.	N.M.	N.M.

N.M. — Not Meaningful
For explanations of the factors contributing to the changes in operating cash flow, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.
Liquidity and Capital Resources

Sources and Uses of Cash
Prior to the spin off, cash transfers from Liberty represented our primary source of funds. Due to the spin off, cash transfers from Liberty no longer represent a source of liquidity for us. Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, we generally are not entitled to the resources of our operating subsidiaries or business affiliates. In this regard, we and each of our operating subsidiaries perform separate assessments of our respective liquidity needs. Accordingly, the current and future liquidity of our corporate and subsidiary operations is discussed separately below. Following the discussion of our sources and uses of liquidity, we present a discussion of our consolidated cash flow statements.

Corporate Liquidity
At December 31, 2004, we and our non-operating subsidiaries held unrestricted cash and cash equivalents of $1,487,963,000. Such cash and cash equivalents represent available liquidity at the corporate level. Our remaining unrestricted cash and cash equivalents at December 31, 2004 of $1,043,523,000 were held by UGC and our other operating subsidiaries. As noted above, we generally do not anticipate that any of the cash held by our operating subsidiaries will be made available to us to satisfy our corporate liquidity requirements. As described in greater detail below, our current sources of liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments and derivative instruments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options.
During the 2004 period prior to the spin off, a subsidiary of our company borrowed $116,666,000 from Liberty pursuant to certain notes payable. In connection with the spin off, Liberty also entered into a Short-Term Credit Facility with us. During the third quarter of 2004, all amounts due to Liberty under the notes payable were repaid with proceeds from the LMI Rights Offering and the Short-Term Credit Facility was terminated.

In connection with the spin off, Liberty contributed to our company cash and cash equivalents of $50,000,000 and available-for-sale securities with a fair value of $561,130,000 on the contribution date. For additional information, see note 2 to the accompanying consolidated financial statements.
On July 19, 2004, our investment in Telewest Communications plc Senior Notes and Senior Discount Notes was converted into 18,417,883 shares or approximately 7.5% of the issued and outstanding common stock of Telewest. During the third and fourth quarters of 2004, we sold all of the acquired Telewest shares for aggregate cash proceeds of $215,708,000, resulting in a pre-tax loss of $16,407,000.
On July 26, 2004, we commenced the LMI Rights Offering whereby holders of record of LMI common stock on that date received 0.20 transferable subscription rights for each share of LMI common stock held. The LMI Rights Offering expired in accordance with its terms on August 23, 2004. Pursuant to the terms of the LMI Rights Offering, we issued 28,245,000 shares of LMI Series A common stock and 1,211,157 shares of LMI Series B common stock in exchange for aggregate cash proceeds of $739,432,000, before deducting related offering costs of $3,771,000.
In October 2004, we sold our interest in the Sky Multi-Country DTH platform in exchange for reimbursement by the purchaser of $1,500,000 of funding provided by us in the previous few months and the release from certain guarantees described below. We were deemed to owe the purchaser $6 million in respect of such platform, which amount was offset against a separate payment we received from the purchaser as explained below. We also agreed to sell our interest in the Sky Brasil DTH platform and granted the purchaser an option to purchase our interest in the Sky Mexico DTH platform. On October 28, 2004, we received $54 million in cash from the purchaser, which consisted of $60 million consideration payable for our Sky Brasil interest less the $6 million we were deemed to owe the purchaser in respect of the Sky Multi-Country DTH platform. The $60 million is refundable by us if the Sky Brasil transaction is terminated. It may be terminated by us or the purchaser if it has not closed by October 8, 2007 or by the purchaser if certain conditions are incapable of being satisfied. We will receive $88 million in cash upon the transfer of our Sky Mexico interest to the purchaser. The Sky Mexico interest will not be transferred until certain Mexican regulatory conditions are satisfied. If the purchaser does not exercise its option to purchase our Sky Mexico interest on or before October 8, 2006 (or in some cases an earlier date), then we have the right to require the purchaser to purchase our interest if certain conditions, including the absence of Mexican regulatory prohibition of the transaction, have been satisfied or waived. In connection with these transactions our guarantees of the obligations of the Sky Multi-Country, Sky Brasil and Sky Mexico platforms under certain transponder leases were terminated and the purchaser agreed to obtain releases of our guarantees of obligations under certain equipment leases no later than December 31, 2004. All but one of such guarantees have been released. The purchaser has agreed to indemnify us for any amounts we are required to pay under our remaining guarantee until such guarantee is terminated.
Cablevisión is currently seeking to restructure its debt pursuant to an out of court reorganization agreement. That agreement has been approved by the requisite majorities of Cablevisión’s creditors, and a petition for its approval has been filed by Cablevisión with a commercial court in Buenos Aires under Argentina’s bankruptcy laws. Pursuant to the reorganization agreement, we had the right and obligation to contribute $27,500,000 to Cablevisión, for which we would receive, after giving effect to a capital reduction pertaining to the current shareholders of Cablevisión (including the entity in which Liberty had a 78.2% economic interest), approximately 40.0% of the equity of the restructured Cablevisión. In the fourth quarter of, 2004, we entered into an agreement that provided for the transfer of this right and obligation in exchange for cash consideration of approximately $40,527,000. We received 50% of such cash consideration as a down payment in November 2004 and we received the remainder in March 2005. We will recognize a gain of $40,527,000 during the first quarter of 2005 in connection with the closing of this transaction.
On December 21, 2004, we received cash proceeds of ¥43,809 million ($420,188,000 at December 21, 2004) in repayment of all principal and interest due to our company from J-COM and another affiliate pursuant to then outstanding shareholder loans.

During the fourth quarter of 2004, we sold 4,500,000 shares of News Corp. Class A common stock for aggregate cash proceeds of $83,669,000 ($29,770,000 of which was received in 2005), resulting in a pre-tax gain of $37,174,000.
On December 23, 2004, Liberty Cablevision Puerto Rico completed the refinancing of its existing bank facility with a new $140 million dollar facility consisting of a $125 million six-year term loan facility and a $15 million six-year revolving credit facility. In connection with the closing of this facility, (i) Liberty Cablevision Puerto Rico made a $63,500,000 cash distribution to our company and (ii) the $50,542,000 cash collateral (including interest) for Liberty Cablevision Puerto Rico’s previous bank facility was released to our company.
In addition to the above sources and potential sources of liquidity, we may elect to monetize our investments in News Corp., ABC Family preferred stock and/or certain other investments and derivative instruments that we hold. In this regard, we are a party to a variable forward sale transaction with respect to 5,500,000 shares of News Corp. Class A common stock that provided us with borrowing availability of $86,460,000 at December 31, 2004. For additional information concerning our investments and derivative contracts, see notes 7 and 8 to the accompanying consolidated financial statements.
We believe that our current sources of liquidity are sufficient to meet our known liquidity requirements through 2005, including any cash consideration that we might pay in connection with the closing of the proposed merger transaction with UGC, as described below. However, in the event another major investment or acquisition opportunity were to arise, it is likely that we would be required to seek additional capital in order to consummate any such transaction.
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
On January 5, 2004, we completed a transaction pursuant to which UGC’s founding shareholders transferred 8.2 million shares of UGC Class B common stock to our company in exchange for 12.6 million shares of Liberty Series A common stock valued, for accounting purposes, at $152,122,000 and a cash payment of $12,857,000. We also incurred $2,970,000 of acquisition costs in connection with this transaction. This transaction was the last of a number of independent transactions that occurred from 2001 through January 2004 pursuant to which we acquired our controlling interest in UGC.
During 2004 we also purchased an additional 20 million shares of UGC Class A common stock pursuant to certain pre-emptive rights granted to our company by UGC. The $152,284,000 purchase price for such shares was comprised of (i) the cancellation of indebtedness due from subsidiaries of UGC to certain of our subsidiaries in the amount of $104,462,000 (including accrued interest) and (ii) $47,822,000 in cash. As UGC was one of our consolidated subsidiaries at the time of these purchases, the effect of these purchases was eliminated in consolidation.
Also, in January 2004, UGC initiated a rights offering pursuant to which holders of each of UGC’s Class A, Class B and Class C common stock received 0.28 transferable subscription rights to purchase a like class of common stock for each share of UGC common stock owned by them on January 21, 2004. The rights offering expired on February 12, 2004. UGC received cash proceeds of approximately $1.02 billion from the rights offering. As a holder of UGC Class A, Class B and Class C common stock, we participated in the rights offering and exercised our rights to purchase 90.7 million shares for a total cash purchase price of $544,250,000.
We hold a 50% interest in Metrópolis, a cable operator in Chile. On January 23, 2004, we, Liberty and CristalChile entered into an agreement pursuant to which each agreed to use its respective commercially reasonable efforts to combine the businesses of Metrópolis and VTR a wholly owned subsidiary of UGC. If the proposed combination is consummated, UGC would own 80% of the voting and equity rights in the combined entity, and CristalChile would own the remaining 20%. We would also receive a promissory note from the combined entity (the amount of which is subject to negotiation), which would be unsecured and subordinated to third party debt. In addition, CristalChile would have a put right which would allow CristalChile to require UGC to purchase all, but not less than all, of its interest in the combined entity at the fair value of the interest, subject to a minimum price of $140 million. This put right will end on the tenth anniversary of the combination. Liberty has agreed to perform UGC’s obligations under CristalChile’s put if UGC does not do so and, in connection with the spin off, we agreed to indemnify Liberty against its obligations with respect to CristalChile’s put right. If the merger does not occur, we and CristalChile have agreed to fund our pro rata share of a capital call sufficient to retire Metropolis’ local debt facility, which had an outstanding principal amount of Chilean pesos 30.2 billion ($54,399,000) at December 31, 2004. The combination is subject to certain conditions, including the execution of definitive agreements, Chilean regulatory approval, the approval of the respective boards of directors of the relevant parties (including, in the case of UGC, the independent members of UGC’s board of directors) and the receipt of necessary third party approvals and waivers. The Chilean antitrust authorities approved the combination in October 2004 subject to certain conditions. The primary conditions require that the combined entity (i) re-sell broadband capacity to third party Internet service providers on a wholesale basis; (ii) activate two-way capacity on all portions of the combined network within five years; and (iii) limit basic tier price increases to the rate of inflation plus a programming cost escalator over the next three years. An action was filed with the Chilean Supreme Court seeking to reverse such approval, but the action was dismissed on March 10, 2005. We, CristalChile and UGC are currently negotiating the terms of the definitive agreements for the combination.
On May 20, 2004, we acquired all of the issued and outstanding ordinary shares of PHL for €2,447,000, including €447,000 of acquisition costs ($2,918,000 at May 20, 2004). PHL, through its subsidiary Chorus Communications Limited, owns and operates broadband communications systems in Ireland. In connection with this acquisition, we loaned an aggregate of €75,000,000 ($89,483,000 as of May 20, 2004) to PHL. The proceeds from this loan were used by PHL to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital. In June 2004, LMI loaned PHL an additional €4,500,000 ($6,137,000), for a total of €79,500,000 ($108,414,000) as of December 31, 2004. In addition to the amounts loaned to PHL as of December 31, 2004, we have committed to loan to PHL up to €10,000,000 ($13,637,000) at December 31, 2004. On December 16, 2004, UGC acquired our interest in PHL in exchange for 6,413,991 shares of UGC Class A common stock, valued for accounting purposes at $58,303,000 on that date. In connection with UGC’s acquisition of our interest in PHL, UGC committed to refinance our loans to PHL no later than June 16, 2005. We and UGC accounted for this transaction as a reorganization of entities under common control at historical cost, similar to a pooling of interests. For additional information, see note 5 to the accompanying consolidated financial statements.
During the fourth quarter of 2004, we entered into call option contracts pursuant to which we contemporaneously (i) sold call options on 1,210,000 shares of LMI Series A common stock at exercise prices ranging from $39.5236 to $41.7536, and (ii) purchased call options on 1,210,000 shares with an exercise price of zero. As structured with the counterparty, these instruments have similar financial mechanics to prepaid put option contracts. Under the terms of the contracts, we can elect cash or physical settlement. All of the contracts expired during the first quarter of 2005 and were settled for cash. At December 31, 2004, the $49,218,000 fair value of these call option contracts is included in other current assets in the accompanying consolidated balance sheet.
On December 16, 2004, chellomedia Belgium acquired our wholly owned subsidiary BCH for $121,068,000 in cash. BCH’s only assets were debt securities of CPE and one of the InvestCos and certain related contract rights. This purchase price was equal to our cost basis in these debt securities, which included an unrealized gain of $10,517,000. On December 17, 2004, UGC entered into a restructuring transaction with CPE and certain other parties. In this restructuring, BCH contributed approximately $137,950,000 in cash and the debt security of the InvestCo to Belgian Cable Investors in exchange for a 78.4% common equity interest and 100% preferred equity interest in Belgian Cable Investors. CPE owns the remaining 21.6% interest in Belgian Cable Investors. Belgian Cable Investors distributed approximately $115,592,000 in cash to CPE, which used the proceeds to repurchase the debt securities of CPE held by BCH. Belgian Cable Investors holds an indirect 14.1% interest in Telenet and certain call options expiring in 2007 and 2009 to acquire 3.36 million shares (11.6%) and 5.11 million shares (17.6%), respectively, of the outstanding equity of Telenet from existing shareholders. Belgian Cable Investors’ indirect 14.1% interest in Telenet results from its majority ownership of the InvestCos, which hold in the aggregate 18.99% of the stock of Telenet, and a shareholders agreement among Belgian Cable Investors and three unaffiliated investors in the InvestCos that governs the voting and disposition of 21.36% of the stock of Telenet, including the stock held by the InvestCos.
During December 2004, we paid $127,890,000 to purchase 3,000,000 shares of LMI Series A common stock from Comcast Corporation in a private transaction.
On January 17, 2005, we entered into an agreement and plan of merger with UGC pursuant to which we each will merge with a separate wholly owned subsidiary of a new parent company named Liberty Global, which has been formed for this purpose. In the mergers, each outstanding share of LMI Series A common stock and LMI Series B common stock will be exchanged for one share of the corresponding series of Liberty Global common stock. UGC’s public stockholders may elect to receive for each share of common stock owned either 0.2155 of a share of Liberty Global Series A common stock (plus cash for any fractional share interest) or $9.58 in cash. Cash elections will be subject to proration so that the aggregate cash consideration paid to UGC’s stockholders does not exceed 20% of the aggregate value of the merger consideration payable to UGC’s public stockholders. Completion of the transactions is subject to, among other conditions, approval of both companies’ stockholders, including an affirmative vote of a majority of the voting power of UGC Class A common stock not beneficially owned by our company, Liberty, any of our respective subsidiaries or any of the executive officers or directors of our company, Liberty, or UGC. Based on the number of shares outstanding of LMI common stock and UGC common stock at December 31, 2004, we estimate that UGC’s public stockholders will receive (i) between approximately 63 million and 79 million shares of Liberty Global Series A common stock and (ii) between nil and approximately $700 million of cash consideration depending on the extent to which UGC public shareholders elect to receive cash consideration. We anticipate that we would fund any cash consideration with existing cash balances.
As noted above, we will begin consolidating Super Media and J-COM effective January 1, 2005. We do not expect the consolidation of Super Media and J-COM to have a material impact on our liquidity or capital resources as we expect that both our company and J-COM will continue to separately assess and finance our respective liquidity needs.

Subsidiary Liquidity
UGC. At December 31, 2004, UGC held cash and cash equivalents of $1,028,993,000 and short-term liquid investments of $48,965,000. In addition to its cash and cash equivalents and its short-term liquid investments, UGC’s sources of liquidity include borrowing availability under its existing credit facilities and its operating cash flow.
UGC completed a rights offering in February 2004 and received net cash proceeds of $1.02 billion. As a holder of UGC Class A, Class B and Class C common stock, we participated in the rights offering and exercised our rights to purchase 90.7 million shares for a total cash purchase price of $544,250,000.
On February 18, 2004, in connection with the consummation of UPC Polska’s plan of reorganization and emergence from its U.S. bankruptcy proceeding, third-party holders of UPC Polska Notes and other claimholders received a total of $87,361,000 in cash, $101,701,000 in new 9% UPC Polska Notes due 2007 and approximately 2,011,813 shares of UGC Class A common stock in exchange for the cancellation of their claims. UGC redeemed the new 9% UPC Polska Notes due 2007 for a cash payment of $101,701,000 during the third quarter of 2004.
On April 6, 2004, UGC completed the offering and sale of €500 million UGC Convertible Notes. The UGC Convertible Notes are convertible into shares of UGC Class A common stock at an initial conversion price of €9.7561 per share, which was equivalent to a conversion price of $12.00 per share and a conversion rate of 102.5 shares per €1,000 principal amount of the UGC Convertible Notes on the date of issue. For additional information, see note 10 to the accompanying consolidated financial statements.
On December 17, 2004, VTR completed the refinancing of its existing bank facility with the VTR Bank Facility, a new Chilean peso-denominated six-year amortizing term senior secured credit facility. The facility consists of two tranches — a 54.7675 billion Chilean peso ($95 million at December 17, 2004) committed Tranche A and an uncommitted Tranche B. At December 31, 2004, the U.S. dollar equivalent of the amount outstanding under Tranche A of the VTR Bank Facility was $97,941,000.
At December 31, 2004, UGC’s debt includes outstanding euro denominated borrowings under four Facilities aggregating €2,366,217,000 ($3,226,810,000) and U.S. dollar denominated borrowings under two Facilities aggregating $701,020,000 pursuant to the UPC Broadband Bank Facility (as amended through December 31, 2004), €500 million ($681,850,000) principal amount of UGC Convertible Notes, $97,941,000 outstanding under the VTR Bank Facility, and certain other borrowings. A fifth euro denominated Facility under the UPC Broadband Bank Facility provided for aggregate availability of €667 million ($909 million) at December 31, 2004. The indenture governing the UPC Broadband Bank Facility (i) provides for a commitment fee of 0.5% of unused borrowing availability and (ii) is secured by the assets of most of UPC’s majority-owned European cable operating companies and is senior to other long-term obligations of UPC. The indenture governing the UPC Broadband Bank Facility also contains covenants that limit among other things, UPC Broadband’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of any assets unless in the ordinary course of business, enter or guarantee a loan, and enter into a hedging arrangement. The indenture also restricts UPC Broadband from transferring funds to its parent company (and directly to UGC) through loans, advances or dividends. The weighted average interest rate on borrowings under the UPC Broadband Bank Facility was 6% for 2004.
On March 8, 2005, the UPC Broadband Bank Facility was further amended to permit indebtedness under: (i) Facility G, a new €1.0 billion term loan facility maturing in full on April 1, 2010; (ii) Facility H, a new €1.5 billion ($2.05 billion) term loan facility maturing in full on September 1, 2012, of which $1.25 billion was denominated in U.S. dollars and then swapped into euros through a 7.5 year cross-currency swap; and (iii) Facility I, a new €500 million ($682 million) revolving credit facility maturing in full on April 1, 2010. In connection with this amendment, €167 million ($228 million) of Facility A, the existing revolving credit facility, was cancelled, reducing Facility A to a maximum amount of €500 million ($682 million). The proceeds from Facilities G and H were used primarily to prepay all amounts outstanding under existing term loan Facilities B, C and E, to fund certain acquisitions and pay transaction fees. The aggregate availability of €1.0 billion ($1.36 billion) under Facilities A and I can be used to fund acquisitions and for general corporate purposes. As a result of this amendment, the weighted average maturity of the UPC Broadband Bank Facility was extended from approximately 4 years to approximately 6 years, with no amortization payments required until 2010, and the weighted average interest margin on the UPC Broadband Bank Facility was reduced by approximately 0.25% per annum. The amendment also provided for additional flexibility on certain covenants and the funding of acquisitions.
For additional information concerning UGC’s debt, see note 10 to the accompanying consolidated financial statements.
On July 1, 2004, UPC Broadband France, an indirect subsidiary of UGC and the owner of UGC’s French cable television operations, acquired Noos, from Suez. Noos is a provider of digital and analog cable television services and high-speed Internet access services in France. UPC Broadband France purchased Noos to achieve certain financial, operational and strategic benefits through the integration of Noos with its French operations and the creation of a platform for further growth and innovation in Paris and its remaining French systems. The preliminary purchase price was subject to a review of certain historical financial information of Noos and UPC Broadband France. In January 2005, UGC completed its purchase price review with Suez, which resulted in a €42,844,000 ($52,128,000) reduction in the purchase price. The final purchase price for Noos was approximately €567,102,000 ($689,989,000), consisting of €487,085,000 ($592,633,000) in cash and a 19.9% equity interest in UPC Broadband France, valued at approximately €71,339,000 ($86,798,000). Acquisition costs totaled €8,678,000 ($10,558,000). For additional information, see note 5 to the accompanying consolidated financial statements.
During the third quarter of 2004, UGC’s Board of Directors authorized a $100 million share repurchase program. As of December 31, 2004, UGC had repurchased 787,391 shares of UGC Class A common stock under this program. Pursuant to the Liberty Global merger agreement, UGC may not make further purchases of its Class A common stock until the mergers contemplated thereby are completed or the merger agreement is terminated.
On January 12, 2004, Old UGC, a wholly owned subsidiary of UGC that principally owns UGC’s interests in businesses in Latin America and Australia, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Old UGC’s plan of reorganization, as amended, was confirmed by the Bankruptcy Court on November 10, 2004, and the restructuring of its indebtedness and other obligations pursuant to the plan was completed on November 24, 2004. On February 15, 2005, all of the Old UGC Senior Notes held by third parties were redeemed in full for total cash consideration of $25,068,000 plus accrued interest from August 15, 2004 through the redemption date totaling $1,324,000. For additional information, see note 16 to the accompanying consolidated financial statements.
On January 17, 2005, chellomedia acquired an 87.5% interest in Zone Vision from its current shareholders. Zone Vision is a programming company that owns three pay television channels and represents over 30 international channels. The consideration for the transaction consisted of $50 million in cash and 1.6 million shares of UGC Class A common stock, which are subject to a five-year vesting period. As part of the transaction, chellomedia will contribute to Zone Vision the 49% interest it already holds in Reality TV Ltd. and chellomedia’s Club channel business.
During the first quarter of 2005, UGC made aggregate cash payments of $49.3 million in connection with the settlement of certain litigation. For additional information, see note 22 to the accompanying consolidated financial statements.
Management of UGC believes that UGC will be able to meet its current and long-term liquidity, acquisition and capital needs through its existing cash, operating cash flow and available borrowings under its existing credit facilities. However, to the extent that UGC management plans to grow UGC’s business through acquisitions, UGC management believes that UGC will need additional sources of financing, most likely to come from the capital markets in the form of debt or equity financing or a combination of both.
Other Subsidiaries. Liberty Cablevision Puerto Rico and Pramer generally fund their own investing and financing activities with cash from operations and bank borrowings, as necessary. Due to covenants in their respective loan agreements, we generally are not entitled to the cash resources or cash generated by the operating activities of these two consolidated subsidiaries. As noted above, Liberty Cablevision Puerto Rico completed the refinancing of its existing bank facility on December 23, 2004. At December 31, 2004, Pramer’s U.S. dollar denominated bank borrowings aggregated $12,338,000. During 2002, following the devaluation of the Argentine peso, Pramer failed to make certain required payments due under its bank credit facility, resulting in a technical default. However, the bank lenders did not provide notice of default or request acceleration of the payments due under the facility. On December 29, 2004, Pramer and the banks signed definitive documents for the refinancing of this credit facility (the New Pramer Facility) and the closing occurred on January 28, 2005.

Consolidated Cash Flow Statements
Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under “Quantitative and Qualitative Disclosures about Market Risk” below. See also our “Discussion and Analysis of Reportable Segments” above.
Due to the fact that we began consolidating UGC on January 1, 2004, our cash flows for 2004 are not comparable to the cash flows for 2003. Accordingly, the following discussion focuses on our cash flows for 2004.
During 2004, we used net cash provided by our financing activities of $2,240,388,000 and net cash provided by operating activities of $746,240,000 to fund an increase in our cash and cash equivalent balances of $2,451,977,000 (excluding a $66,756,000 increase due to changes in foreign exchange rates) and net cash used in our investing activities of $534,651,000.

During 2004, the net cash used by our investing activities was $534,651,000. Such amount includes net cash paid for acquisitions of $508,836,000, capital expenditures of $508,347,000, investments in and loans to affiliates and others of $256,959,000 and other less significant uses of cash. For additional information concerning our acquisitions during 2004, see note 5 to the accompanying consolidated financial statements. UGC accounted for $480,133,000 of our consolidated capital expenditures during 2004. In 2005, UGC management will continue to focus on increasing penetration of services in its existing upgraded footprint and the efficient deployment of capital aimed at services that result in positive net cash flows. UGC management expects its capital expenditures to be significantly higher in 2005 than in 2004, primarily due to: (i) costs for customer premise equipment as UGC management expects to add more customers in 2005 than in 2004; (ii) increased expenditures for new build and upgrade projects to meet certain franchise commitments, increased traffic, expansion of services and other competitive factors; (iii) new initiatives such as UGC management’s plan to invest more aggressively in digital television in certain locations and UGC management’s planned VoIP rollout in UGC’s major markets in Europe and Chile; and (iv) other factors such as improvements to UGC’s master telecom center in Europe, information technology upgrades and expenditures for UGC’s general support systems.
The above-described uses of our cash for investing activities were partially offset by proceeds received upon repayment of principal amounts loaned to affiliates of $535,074,000 and proceeds received upon dispositions of investments of $315,792,000 and other less significant sources of cash. The proceeds received upon repayment of affiliate loans primarily represent the third and fourth quarter repayment of yen-denominated loans to J-COM and another affiliate. The proceeds received upon dispositions of investments relate primarily to the sale of our Telewest and News Corp. securities.
During 2004, the cash provided by our financing activities was $2,240,388,000. Such amount includes net proceeds of $735,661,000 from the LMI Rights Offering, contributions from Liberty of $704,250,000, net proceeds received on a consolidated basis from the issuance of stock by subsidiaries of $488,437,000, and net borrowings of debt of $451,830,000.
During 2003 and 2002, cash contributions from Liberty funded most of our investments in and advances to our affiliates, principally J-COM in 2003, and principally UGC and J-COM during 2002.
Critical Accounting Policies, Judgments and Estimates
The preparation of these financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those policies that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe our judgments and related estimates associated with the carrying value of our investments, the carrying value of our long-lived assets, the valuation of our acquisition related assets and liabilities, capitalization of our construction and installation costs and our income tax accounting to be critical in the preparation of our consolidated financial statements. These accounting estimates or assumptions are critical because of the levels of judgment necessary to account for matters that are inherently uncertain or highly susceptible to change.

Carrying Value of Long-lived Assets
The aggregate carrying value of our property and equipment, intangible assets and goodwill (collectively, long-lived assets) comprised 55% and 21% of our total assets at December 31, 2004 and 2003, respectively. Pursuant to Statements 142 and 144, we are required to assess the recoverability of our long-lived assets.
Statement 144 requires that we periodically review the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
Pursuant to Statement 142, we evaluate the goodwill and franchise rights for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and franchise rights may not be recoverable. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to their respective carrying amounts. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Consistent with the provisions of Emerging Issue Task Force Issue No. 02-7, Unit of Measure for Testing Impairment of Indefinite-Lived Assets, we evaluate the recoverability of the carrying amount of our franchise rights based on the same asset groupings used to evaluate our long-lived assets because the franchise rights are inseparable from the other assets in the asset group. Any excess of the carrying value over the fair value for franchise rights is charged to operations as an impairment loss.
Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.
In 2004, 2003 and 2002, we recorded impairments of our long-lived assets aggregating $69,353,000, nil and $45,928,000, respectively. For additional information, see note 9 to the accompanying consolidated financial statements.

Carrying Value of Investments
The aggregate carrying value of our available-for-sale, cost and equity method investments comprised 20% and 59% of our total assets at December 31, 2004 and 2003, respectively. We account for these investments pursuant to Statement 115, Statement 142 and Accounting Principles Board Opinion No. 18. These accounting principles require us to periodically evaluate our investments to determine if decreases in fair value below our cost bases are other than temporary. If a decline in fair value is determined to be other-than-temporary, we are required to reflect such decline in our statement of operations. Other-than-temporary declines in fair value of cost investments are recognized on a separate line in our consolidated statement of operations, and other-than-temporary declines in fair value of equity method investments are included in share of losses of affiliates in our consolidated statement of operations.
The primary factors we consider in our determination are the length of time that the fair value of the investment is below our company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, we use our best estimates and assumptions to arrive at the estimated fair value of such investment. Our assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from our estimates and judgments.
Our evaluation of the fair value of our investments and any resulting impairment charges are determined as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described above are possible. Subsequent decreases in fair value will be recognized in our consolidated statement of operations in the period in which they occur to the extent such decreases are deemed to be other-than-temporary. Subsequent increases in fair value will be recognized in our consolidated statement of operations only upon our ultimate disposition of the investment.

In 2004, 2003 and 2002, we recorded other-than-temporary declines in the fair values of our (i) cost and available-for-sale investments aggregating $18,542,000, $6,884,000 and $247,386,000, respectively, and (ii) equity method investments aggregating $25,973,000, $12,616,000, and $72,030,000, respectively.

Fair Value of Acquisition Related Assets and Liabilities
We allocate the purchase price of acquired companies or acquisitions of minority interests of a subsidiary to the identifiable assets acquired and liabilities assumed based on their estimated fair values. In determining fair value, management is required to make estimates and assumptions that affect the recorded amounts. To assist in this process, third party valuation specialists generally are engaged to value certain of these assets and liabilities. Estimates used in valuing acquired assets and liabilities include, but are not limited to, expected future cash flows, market comparables and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain.

Capitalization of Construction and Installation Costs
In accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, we capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable overhead costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop, and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband Internet service. The costs of other customer-facing activities such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed. Significant judgment is involved in the determination of the nature and amount of internal costs to be capitalized with respect to construction and installation activities.

Income Tax Accounting
We are required to estimate the amount of tax payable or refundable for the current year and the deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact of such items. Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. Actual income taxes could vary from these estimates due to future changes in income tax law in the jurisdictions in which we operate, our inability to generate sufficient future taxable income, differences between estimated and actual results, or unpredicted results from the final determination of each year’s liability by taxing authorities. Any of such factors could have a material effect on our current and deferred tax position as reported in the accompanying consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions. For additional information, see note 11 to the accompanying consolidated financial statements.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

Off Balance Sheet Arrangements
At December 31, 2004, Liberty guaranteed ¥4,695 million ($45,842,000) of the bank debt of J-COM. Liberty’s guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2004 to 2019. In connection with the spin off, we have agreed to indemnify Liberty for any amounts it is required to fund under these arrangements.

Liberty Japan MC owns a 36.4% voting interest in Mediatti Communications and an additional 0.87% interest that has limited veto rights. Liberty Japan MC has the option until February 2006 to acquire from Mediatti up to 9,463 additional shares in Mediatti at a price of ¥290,000 ($3,000) per share. If such option is fully exercised, Liberty Japan MC’s interest in Mediatti will be approximately 46%. The additional interest that Liberty Japan MC has the right to acquire may initially be in the form of non-voting Class A shares, but it is expected that any Class A shares owned by Liberty Japan MC will be converted to voting common stock.
The Mediatti shareholders who are party to the shareholders agreement have granted to each other party whose ownership interest is greater than 10%, a right of first refusal with respect to transfers of their respective interests in Mediatti. Each shareholder also has tag-along rights with respect to such transfers. Olympus Mediacom has a put right that is first exercisable during July 2008 to require Liberty Japan MC, LLC to purchase all of its Mediatti shares at fair market value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair market value. If Olympus Mediacom does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus Mediacom and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at fair market value. If both the Olympus Mediacom put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.
Suez’ 19.9% interest in UPC Broadband France consists of 85,000,000 Class B Shares of UPC Broadband France. Subject to the terms of a call option agreement, UPC France, UGC’s indirect wholly owned subsidiary, has the right through June 30, 2005 to purchase from Suez all of the Class B Shares for €85,000,000, subject to adjustment, plus interest. The purchase price for the Class B Shares may be paid in cash, UGC Class A common stock or LMI Series A common stock. Subject to the terms of a put option, Suez may require UPC France to purchase the Class B Shares at specific times prior to or after the third, fourth or fifth anniversaries of the purchase date. UPC France will be required to pay the then fair value, payable in cash, UGC common stock or LMI Series A common stock, for the Class B Shares or assist Suez in obtaining an offer to purchase the Class B Shares. UPC France also has the option to purchase the Class B Shares from Suez shortly after the third, fourth or fifth anniversaries of the purchase date at the then fair value in cash, UGC Class A common stock or LMI Series A common stock.
Pursuant to the agreement with CPE governing Belgian Cable Investors, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair market value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009.
In January 2005, chellomedia acquired an 87.5% interest in Zone Vision from its current shareholders. Zone Vision’s minority shareholders have the right to put 60% of their 12.5% shareholding in Zone Vision to chellomedia on the third anniversary of the completion of the acquisition, and 100% of their shareholding on the fifth anniversary of the completion of the acquisition. Chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the then fair market value of the shareholdings purchased.
In the ordinary course of business, we have provided indemnifications to (i) purchasers of certain of our assets, (ii) our lenders, (iii) our vendors and (iv) other parties. In addition, we have provided performance and/or financial guarantees to our franchise authorities, customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.
We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Contractual Commitments
As of December 31, 2004, the U.S. dollar equivalent (based on December 31, 2004 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during years ended December 31,

	2005	2006-2007	2008-2009	Thereafter	Total

	amounts in thousands
Debt	$29,518	1,308,328	2,112,967	1,509,094	4,959,907
Capital leases	2,585	5,995	7,166	32,608	48,354
Other debt	4,724	2,145	1,533	2,124	10,526

	$36,827	1,316,468	2,121,666	1,543,826	5,018,787

Operating leases	$101,440	142,630	94,811	124,092	462,973
Purchase obligations:
Programming	95,911	34,181	8,838	17,086	156,016
Other	22,717	1,957	—	—	24,674
Other commitments	53,697	15,636	7,925	14,313	91,571

Total contractual payments	$310,592	1,510,872	2,233,240	1,699,317	5,754,021

Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us inasmuch as we have agreed to pay minimum fees, regardless of the actual number of subscribers or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems.
Other purchase obligations consist of commitments to purchase customer premise equipment that are enforceable and legally binding on us. Other commitments consist of commitments to rebuild or upgrade cable systems and to extend the cable network to new developments, network maintenance, and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are estimated based on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications.
In addition to the commitments set forth in the table above, we have commitments under agreements with programming vendors, franchise authorities and municipalities, and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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

Cash and Investments
We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in the Japanese yen, euros and, to a lesser degree, other currencies. At December 31, 2004, we held cash balances of $417,488,000 that were denominated in the Japanese yen and UGC held cash balances of $713,016,000 that were denominated in euros. These Japanese yen and euro cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.
We are also exposed to market price fluctuations related to our investments in equity securities. At December 31, 2004, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was $708,787,000.

Foreign Currency Risk
We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for our company is to the euro as over 50% of our U.S. dollar revenue is derived from countries where the euro is the functional currency. In addition, we have significant exposure to changes in the exchange rates for the Japanese yen, Chilean peso and, to a lesser degree, other local currencies in Europe.
We generally do not enter into derivative transactions that are designed to reduce our long-term exposure to foreign currency exchange risk. However, in order to reduce our foreign currency exchange risk related to our cash balances that are denominated in Japanese yen and our investment in J-COM, we have entered into collar agreements with respect to ¥15 billion ($146,470,000). These collar agreements have a weighted average remaining term of approximately 2 1/2 months, an average call price of ¥105/ U.S. dollar and an average put price of ¥109/ U.S. dollar. In the past, we have also entered into forward sales contracts with respect to the Japanese yen. During 2004, we paid $17,001,000 to settle yen forward sales and collar contracts.
The relationship between the euro, Japanese yen and Chilean peso and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	Spot rate

		Japanese	Chilean
	Euro	yen	peso

December 31, 2004	0.7333	102.41	559.19
December 31, 2003	0.7933	107.37	593.80
December 31, 2002	0.9545	118.76	718.61

	Average rate

		Japanese	Chilean
	Euro	yen	peso

Year ended:
December 31, 2004	0.8059	107.44	609.22
December 31, 2003	0.8806	116.06	686.04
December 31, 2002	1.0492	125.31	689.54

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

Interest Rate Risks
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed and floating rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our primary exposure to variable rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UGC. UGC maintains a mix of fixed and variable rate debt and enters into various derivative transactions pursuant to UGC’s policies to manage exposure to movements in interest rates. UGC monitors its interest rate risk exposures using techniques including market value and sensitivity analyses. UGC manages the credit risks associated with its derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose UGC to losses in the event of nonperformance, UGC does not expect such losses, if any, to be significant. UGC uses interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. UGC uses interest rate cap agreements that lock in a maximum interest rate should variable rates rise, but which enable it to otherwise pay lower market rates.
During the first quarter of 2003, UGC purchased interest rate caps related to the UPC Broadband Bank Facility that capped the variable EURIBOR interest rate at 3.0% on a notional amount of €2.7 billion for 2003 and 2004. As UGC was able to fix its variable interest rates below 3.0% on the UPC Broadband Bank Facility during 2003 and 2004, all of these caps expired without being exercised. During the first and second quarter of 2004, UGC purchased interest rate caps for a total of $21,442,000, capping the variable interest rate at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totaling €2.25 billion to €2.6 billion.
In June 2003, UGC entered into a cross currency and interest rate swap pursuant to which a notional amount of $347.5 million was swapped at an average rate of 1.133 euros per U.S. dollar until July 2005, with the variable LIBOR interest rate (including margin) swapped into a fixed interest rate of 7.85%. Following the prepayment of part of Facility C in December 2004, UGC paid down this swap with a cash payment of $59,100,000 and unwound a notional amount of $171,480,000. The remainder of the swap is for a notional amount of $176,020,000, and the euro to U.S. dollar exchange rate has been reset at 1.3158 to 1. In connection with the refinancing of the UPC Broadband Bank Facility in December 2004, UGC entered into a seven-year cross currency and interest rate swap pursuant to which a notional amount of $525 million was swapped at a rate of 1.3342 euros per U.S. dollar until December 2011, with the variable interest rate of LIBOR + 300 basis points swapped into a variable rate of EURIBOR + 310 basis points for the same time period.

During 2004, the weighted-average interest rate on variable rate indebtedness of our consolidated subsidiaries was approximately 6%. If market interest rates had been higher by 50 basis points during this period, our consolidated interest expense would have increased by approximately $19 million during 2004.

Derivative Instruments
At December 31, 2004, we were a party to total return debt swaps in connection with (i) bank debt of a subsidiary of UPC, and (ii) public debt of Cablevisión. Through March 2, 2005, Liberty owned an indirect 78.2% economic and non-voting interest in a limited liability company that owns 50% of the outstanding capital stock of Cablevisión. Under the total return debt swaps, a counterparty purchases a specified amount of the underlying debt security for the benefit of our company. We posted collateral with the counterparties equal to 30% of the counterparty’s purchase price for the purchased indebtedness of the UPC subsidiary and 90% of the counterparty’s purchase price for the purchased indebtedness of Cablevisión. We record a derivative asset equal to the posted collateral and such asset is included in other assets in the accompanying consolidated balance sheets. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying purchased indebtedness of the UPC subsidiary declines by 10% or more, we are required to post cash collateral for the decline, and we record an unrealized loss on derivative instruments. The cash collateral related to the UPC subsidiary indebtedness is further adjusted up or down for subsequent changes in the fair value of the underlying indebtedness or for foreign currency exchange rate movements involving the euro and U.S. dollar. During the fourth quarter of 2004, we received cash proceeds of $35,800,000 in connection with the termination of a portion of the total return swap related to the debt of the UPC subsidiary. At December 31, 2004, the aggregate purchase price of debt securities underlying our total return debt swap arrangements involving the indebtedness of the UPC subsidiary and Cablevisión was $29,532,000. As of such date, we had posted cash collateral equal to $19,868,000 ($2,930,000 with respect to the UPC subsidiary and $16,938,000 with respect to Cablevisión). If the fair value of the purchased debt securities had been zero at December 31, 2004, we would have been required to post additional cash collateral of $8,972,000. During the first quarter of 2005, we received cash proceeds of $22,264,000 upon termination of the Cablevisión and UPC subsidiary total return swaps.
Prior to the spin off, Liberty contributed to our company 10,000,000 shares of News Corp. Class A common stock, together with a related variable forward transaction. In connection with the sale of 4,500,000 shares of News Corp. Class A common stock during the fourth quarter of 2004, we paid $3,429,000 to terminate the portion of the variable forward transaction that related to the shares that were sold. After giving effect to the fourth quarter termination transaction, the forward, which expires on September 17, 2009, provides (i) us with the right to effectively require the counterparty to buy 5,500,000 News Corp. Class A common stock at a price of $15.72 per share, or an aggregate price of $86,460,000 (the Floor Price), and (ii) the counterparty with the effective right to require us to sell 5,500,000 shares of News Corp. Class A common stock at a price of $26.19 per share. At any time during the term of the forward, we can require the counterparty to advance the full Floor Price. Provided we do not draw an aggregate amount in excess of the present value of the Floor Price, as determined in accordance with the forward, we may elect to draw such amounts on a discounted or undiscounted basis. As long as the aggregate advances are not in excess of the present value of the Floor Price, undiscounted advances will bear interest at prevailing three-month LIBOR and discounted advances will not bear interest. Amounts advanced up to the present value of the Floor Price are secured by the underlying shares of News Corp. Class A common stock. If we elect to draw amounts in excess of the present value of the Floor Price, those amounts will be unsecured and will bear interest at a negotiated interest rate. During the third quarter of 2004, we received undiscounted advances aggregating $126 million under the forward. Such advances were subsequently repaid during the quarter.
During the fourth quarter of 2004, we entered into call option contracts pursuant to which we contemporaneously (i) sold call options on 1,210,000 shares of LMI Series A common stock at exercise prices ranging from $39.5236 to $41.7536, and (ii) purchased call options on 1,210,000 shares with an exercise price of zero. As structured with the counterparty, these instruments have similar financial mechanics to prepaid put option contracts. Under the terms of the contracts, we can elect cash or physical settlement. All of the contracts expired during the first quarter of 2005 and were settled for cash.

Credit Risk
In addition to the risks described above, we are also exposed to the risk that our counterparties will default on their obligations to us under the above-described derivative instruments. Based on our assessment of the credit worthiness of the counterparties, we do not anticipate any such default.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements of Liberty Media International, Inc. are filed under this Item, beginning on Page II-38. The financial statement schedules and the separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective during the fourth quarter of 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal controls over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberty Media International, Inc.:
We have audited the accompanying consolidated balance sheets of Liberty Media International, Inc. (a Delaware corporation) and subsidiaries (as more fully described in Note 1) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Denver, Colorado
March 11, 2005

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	amounts in thousands
ASSETS
Current assets:
Cash and cash equivalents	$2,531,486	12,753
Trade receivables, net	201,519	14,162
Other receivables, net	165,631	968
Other current assets	293,947	16,453

Total current assets	3,192,583	44,336

Investments in affiliates, accounted for using the equity method, and related receivables (note 6)	1,865,642	1,740,552

Other investments (note 7)	838,608	450,134

Property and equipment, net (note 9)	4,303,099	97,577

Intangible assets not subject to amortization:
Goodwill (note 9)	2,667,279	525,576
Franchise rights and other	230,674	163,450

	2,897,953	689,026

Intangible assets subject to amortization, net (note 9)	382,599	4,504

Deferred tax assets (note 11)	77,313	583,945

Other assets, net	144,566	76,963

Total assets	$13,702,363	3,687,037

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,

	2004	2003

	amounts in thousands
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363,549	20,629
Accrued liabilities	526,382	12,556
Subscriber advance payments and deposits	353,069	283
Accrued interest	89,612	976
Current portion of accrued stock-based compensation (notes 3 and 13)	37,017	15,052
Derivative instruments (note 8)	14,636	21,010
Current portion of debt (note 10)	36,827	12,426

Total current liabilities	1,421,092	82,932

Long-term debt (note 10)	4,981,960	41,700
Deferred tax liabilities (note 11)	458,138	135,811
Other long-term liabilities	409,998	7,948

Total liabilities	7,271,188	268,391

Commitments and contingencies (note 19)

Minority interests in subsidiaries	1,204,369	78

Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued 168,514,962 and nil shares at December 31, 2004 and 2003, respectively	1,685	—
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,264,300 and nil shares at December 31, 2004 and 2003, respectively	73	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; no shares issued at December 31, 2004 or 2003	—	—
Additional paid-in capital	7,001,635	—
Accumulated deficit	(1,662,707)	(1,630,949)
Accumulated other comprehensive earnings (loss), net of taxes (note 18)	14,010	(46,566)
Treasury stock, at cost (note 12)	(127,890)	—
Parent’s investment	—	5,096,083

Total stockholders’ equity	5,226,806	3,418,568

Total liabilities and stockholders’ equity	$13,702,363	3,687,037

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	amounts in thousands, except per share amounts
Revenue (note 14)	$2,644,284	108,390	100,255

Operating costs and expenses:
Operating (other than depreciation) (note 14)	1,068,292	50,306	43,931
Selling, general and administrative (SG&A) (note 14)	687,844	40,337	42,269
Stock-based compensation charges (credits) — primarily SG&A (notes 3 and 13)	142,762	4,088	(5,815)
Depreciation and amortization	960,888	15,114	13,087
Impairment of long-lived assets (note 9)	69,353	—	45,928
Restructuring and other charges (note 17)	29,018	—	—

	2,958,157	109,845	139,400

Operating loss	(313,873)	(1,455)	(39,145)

Other income (expense):
Interest expense (note 14)	(288,532)	(2,178)	(3,943)
Interest and dividend income (note 14)	65,607	24,874	25,883
Share of earnings (losses) of affiliates, net (note 6)	38,710	13,739	(331,225)
Realized and unrealized gains (losses) on derivative instruments, net (note 8)	(54,947)	12,762	(16,705)
Foreign currency transaction gains (losses), net	92,305	5,412	(8,267)
Gains on exchanges of investment securities (notes 6 and 7)	178,818	—	122,618
Other-than-temporary declines in fair values of investments (note 7)	(18,542)	(6,884)	(247,386)
Gains on extinguishment of debt (note 10)	35,787	—	—
Gains (losses) on disposition of investments, net (notes 6 and 7)	43,714	(4,033)	(287)
Other income (expense), net	(7,931)	6,651	2,476

	84,989	50,343	(456,836)

Earnings (loss) before income taxes and minority interests	(228,884)	48,888	(495,981)
Income tax benefit (expense)	17,449	(27,975)	166,121
Minority interests in losses (earnings) of subsidiaries	179,677	(24)	(27)

Earnings (loss) before cumulative effect of accounting change	(31,758)	20,889	(329,887)
Cumulative effect of accounting change, net of taxes (note 3)	—	—	(238,267)

Net earnings (loss)	$(31,758)	20,889	(568,154)

Pro forma earnings (loss) per common share (note 3):
Basic and diluted	$(0.20)	0.14

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year Ended December 31,

	2004	2003	2002

	amounts in thousands
Net earnings (loss)	$(31,758)	20,889	(568,154)

Other comprehensive earnings (loss), net of taxes (note 18):
Foreign currency translation adjustments	165,315	102,321	(173,715)
Reclassification adjustment for foreign currency translation gains included in net earnings (loss)	(36,174)	(27)	—
Unrealized gains (losses) on available-for-sale securities	(1,450)	111,594	(39,526)
Reclassification adjustment for net (gains) losses on available-for-sale securities included in net earnings (loss)	(120,842)	—	86,175
Effect of change in estimated blended state income tax rate (note 11)	2,745	—	—

Other comprehensive earnings (loss)	9,594	213,888	(127,066)

Comprehensive earnings (loss)	$(22,164)	234,777	(695,220)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated other
	Common stock			Additional		comprehensive	Treasury		Total
				paid-in	Accumulated	earnings (loss),	stock, at	Parent’s	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	cost	investment	equity

	amounts in thousands
Balance at January 1, 2002	$—	—	—	—	(1,083,684)	(133,388)	—	3,256,665	2,039,593
Net loss	—	—	—	—	(568,154)	—	—	—	(568,154)
Other comprehensive loss (note 18)	—	—	—	—	—	(127,066)	—	—	(127,066)
Reallocation of enterprise-level goodwill from parent (note 3)	—	—	—	—	—	—	—	118,000	118,000
Intercompany tax allocation (note 11)	—	—	—	—	—	—	—	3,988	3,988
Allocation of corporate overhead (note 14)	—	—	—	—	—	—	—	10,794	10,794
Net cash transfers from parent	—	—	—	—	—	—	—	1,231,738	1,231,738

Balance at December 31, 2002	—	—	—	—	(1,651,838)	(260,454)	—	4,621,185	2,708,893
Net earnings	—	—	—	—	20,889	—	—	—	20,889
Other comprehensive earnings (note 18)	—	—	—	—	—	213,888	—	—	213,888
Intercompany tax allocation (note 11)	—	—	—	—	—	—	—	(14,774)	(14,774)
Allocation of corporate overhead (note 14)	—	—	—	—	—	—	—	10,873	10,873
Net cash transfers from parent	—	—	—	—	—	—	—	478,799	478,799

Balance at December 31, 2003	—	—	—	—	(1,630,949)	(46,566)	—	5,096,083	3,418,568
Net loss	—	—	—	—	(31,758)	—	—	—	(31,758)
Other comprehensive earnings (note 18)	—	—	—	—	—	9,594	—	—	9,594
Intercompany tax allocation (note 11)	—	—	—	—	—	—	—	6,133	6,133
Allocation of corporate overhead (note 14)	—	—	—	—	—	—	—	9,357	9,357
Issuance of Liberty Media Corporation common stock in acquisition (note 5)	—	—	—	—	—	—	—	152,122	152,122
Contribution of cash, investments and other net liabilities in connection with spin off (note 2)	—	—	—	—	—	50,982	—	304,578	355,560
Assumption by Liberty Media Corporation of obligation for stock appreciation rights in connection with spin off (note 2)	—	—	—	—	—	—	—	5,763	5,763
Adjustment due to issuance of stock by subsidiaries and affiliates and other changes in subsidiary equity, net of taxes (note 12)	—	—	—	6,049	—	—	—	1,025	7,074
Net cash transfers from parent	—	—	—	—	—	—	—	654,250	654,250
Change in capitalization in connection with spin off (note 2)	1,399	61	—	6,227,851	—	—	—	(6,229,311)	—
Common stock issued in rights offering (note 2)	283	12	—	735,366	—	—	—	—	735,661
Stock issued for stock option exercises (note 13)	3	—	—	11,987	—	—	—	—	11,990
Repurchase of common stock (note 12)	—	—	—	—	—	—	(127,890)	—	(127,890)
Stock-based compensation (notes 3 and 13)	—	—	—	20,382	—	—	—	—	20,382

Balance at December 31, 2004	$1,685	73	—	7,001,635	(1,662,707)	14,010	(127,890)	—	5,226,806

The accompanying notes are an integral part of these consolidated financial statements

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2004	2003	2002

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(31,758)	20,889	(568,154)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation charges (credits)	142,762	4,088	(5,815)
Cumulative effect of accounting change	—	—	238,267
Depreciation and amortization	960,888	15,114	13,087
Impairment of long-lived assets	69,353	—	45,928
Restructuring and other charges	29,018	—	—
Amortization of deferred financing costs	21,735	117	134
Share of losses (earnings) of affiliates, net	(38,710)	(13,739)	331,225
Realized and unrealized losses (gains) on derivative instruments, net	54,947	(12,762)	16,705
Foreign currency transaction losses (gains), net	(92,305)	(5,412)	8,267
Gain on exchanges of investment securities	(178,818)	—	(122,618)
Other-than-temporary declines in fair values of investments	18,542	6,884	247,386
Gains on extinguishment of debt	(35,787)	—	—
Losses (gains) on disposition of investments, net	(43,714)	(3,759)	287
Deferred income tax expense (benefit)	(84,149)	42,278	(169,606)
Minority interests in (losses) earnings of subsidiaries	(179,677)	24	27
Non-cash charges (credits) from Liberty Media Corporation	15,490	(3,901)	14,782
Other noncash items	—	(1,750)	(7,069)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables, prepaids and other	(50,358)	9,653	12,064
Payables and accruals	168,781	(1,728)	(28,165)

Net cash provided by operating activities	$746,240	55,996	26,732

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,

	2004	2003	2002

	amounts in thousands
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	$(508,836)	—	—
Cash paid for acquisition to be refunded by seller	(52,128)	—	—
Investments in and loans to affiliates and others	(256,959)	(494,193)	(1,204,242)
Proceeds received upon repayment of principal amounts loaned to affiliates	535,074	—	—
Proceeds received upon repayment of debt securities	115,592	—	—
Purchases of short-term liquid investments	(293,734)	—	—
Proceeds received from sale of short-term liquid investments	246,981	—	—
Capital expended for property and equipment	(508,347)	(22,869)	(24,910)
Net cash received (paid) to purchase or settle derivative instruments	(158,949)	19,580	(15,346)
Proceeds received upon dispositions of investments	315,792	8,230	—
Deposits received in connection with pending asset sales	80,264	—	—
Change in restricted cash	(27,298)	—	—
Other investing activities, net	(22,103)	(16,042)	1,940

Net cash used by investing activities	(534,651)	(505,294)	(1,242,558)

Cash flows from financing activities:
Borrowings of debt	2,301,211	41,700	—
Repayments of debt	(1,849,381)	(22,954)	(12,784)
Net proceeds received from rights offering	735,661	—	—
Proceeds from issuance of stock by subsidiaries	488,437	—	—
Change in cash collateral	41,700	(41,700)	—
Contributions from Liberty Media Corporation	704,250	478,799	1,231,738
Treasury stock purchase	(127,890)	—	—
Deferred financing costs	(65,951)	—	—
Other financing activities, net	12,351	—	—

Net cash provided by financing activities	2,240,388	455,845	1,218,954

Effect of exchange rates on cash	66,756	614	(2,238)

Net increase in cash and cash equivalents	2,518,733	7,161	890
Cash and cash equivalents:
Beginning of period	12,753	5,592	4,702

End of period	$2,531,486	12,753	5,592

Cash paid for interest	$280,815	932	18,603

Net cash paid for taxes	$4,264	4,651	2,895

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(1)	Basis of Presentation
The accompanying consolidated financial statements of Liberty Media International, Inc. (LMI) include the historical financial information of (i) certain international cable television and programming subsidiaries and assets of Liberty Media Corporation (Liberty), which we collectively refer to as LMC International, for periods prior to the June 7, 2004 consummation of the spin off transaction described in note 2 and (ii) LMI and its consolidated subsidiaries for the period following such date. Upon consummation of the spin off, LMI became the owner of the assets that comprise LMC International. In the following text, “we,” “our,” “our company” and “us” may refer, as the context requires, to LMC International (prior to June 7, 2004), LMI and its consolidated subsidiaries (on and subsequent to June 7, 2004) or both.
Our operating subsidiaries and our most significant equity method investments are set forth below.
          Operating subsidiaries at December 31, 2004:

UnitedGlobalCom, Inc. (UGC) Liberty Cablevision of Puerto Rico Ltd. (Liberty Cablevision Puerto Rico) Pramer S.C.A. (Pramer)
UGC. Our most significant subsidiary is UGC, an international broadband communications provider of video, voice, and Internet access services with operations in 13 European countries and three Latin American countries. UGC’s largest operating segments are located in The Netherlands, France, Austria and Chile. At December 31, 2004, we owned approximately 423.8 million shares of UGC common stock, representing an approximate 53.6% economic interest and a 91.0% voting interest. As further described in note 5, we began consolidating UGC on January 1, 2004. Prior to that date, we used the equity method to account for our investment in UGC.
On January 17, 2005, we entered into an agreement and plan of merger with UGC pursuant to which we each will merge with a separate wholly owned subsidiary of a new parent company named Liberty Global, Inc. (Liberty Global), which has been formed for this purpose. In the mergers, each outstanding share of LMI Series A common stock and LMI Series B common stock will be exchanged for one share of the corresponding series of Liberty Global common stock. UGC’s public stockholders may elect to receive for each share of common stock owned either 0.2155 of a share of Liberty Global Series A common stock (plus cash for any fractional share interest) or $9.58 in cash. Cash elections will be subject to proration so that the aggregate cash consideration paid to UGC’s stockholders does not exceed 20% of the aggregate value of the merger consideration payable to UGC’s public stockholders. Completion of the transactions is subject to, among other conditions, approval of both companies’ stockholders, including an affirmative vote of a majority of the voting power of UGC Class A common stock not beneficially owned by our company, Liberty, any of our respective subsidiaries or any of the executive officers or directors of our company, Liberty, or UGC.
The proposed merger will be accounted for as a “step acquisition” by our company of the remaining minority interest in UGC. The purchase price in this step acquisition will include the consideration issued to UGC public stockholders to acquire the UGC interest not already owned by our company and the direct acquisition costs incurred by our company. As UGC was our consolidated subsidiary prior to the proposed mergers, the purchase price will first be applied to eliminate the minority interest in UGC from our consolidated balance sheet, and the remaining purchase price will be allocated on a pro rata basis to the identifiable assets and liabilities of UGC based upon their respective fair values at the effective date of the proposed merger and the 46.4% interest in UGC to be acquired by Liberty Global pursuant to the proposed mergers. Any excess purchase price that remains after amounts have been allocated to the net identifiable assets of UGC will be recorded as goodwill. As the acquiring company for accounting purposes, our company will be the predecessor

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
to Liberty Global and our historical financial statements will become the historical financial statements of Liberty Global.
Other. Liberty Cablevision Puerto Rico is a wholly-owned subsidiary that owns and operates cable television systems in Puerto Rico. Pramer is a wholly-owned Argentine programming company that supplies programming services to cable television and direct-to-home (DTH) satellite distributors in Latin America and Spain.

Significant equity method investments at December 31, 2004:
LMI/ Sumisho Super Media LLC (Super Media)
Jupiter Programming Co., Ltd. (JPC)
On December 28, 2004, our 45.45% ownership interest in Jupiter Telecommunications Co., Ltd. (J-COM), and a 19.78% interest in J-COM owned by Sumitomo Corporation were combined in Super Media. As a result of these transactions, we held a 69.68% noncontrolling interest in Super Media, and Super Media held an approximate 65.23% controlling interest in J-COM at December 31, 2004. At December 31, 2004, we accounted for our 69.68% interest in Super Media using the equity method. As a result of a change in the corporate governance of Super Media that occurred on February 18, 2005, we will begin accounting for Super Media as a consolidated subsidiary effective January 1, 2005. J-COM owns and operates broadband businesses in Japan.
JPC is a joint venture between Sumitomo and our company that primarily develops, manages and distributes pay television services in Japan on a platform-neutral basis through various distribution infrastructures, principally cable and DTH service providers.
For additional information concerning our equity affiliates, see note 6.

(2)	Spin Off Transaction and Rights Offering
          Spin Off Transaction
On June 7, 2004 (the Spin Off Date), our common stock was distributed on a pro rata basis to Liberty’s shareholders as a dividend in connection with a spin off transaction. In connection with the spin off, holders of Liberty common stock on June 1, 2004 (the Record Date) received in the aggregate 139,921,145 shares of LMI Series A common stock for their shares of Liberty Series A common stock owned on the Record Date and 6,053,173 shares of LMI Series B common stock for their shares of Liberty Series B common stock owned on the Record Date. The number of shares of LMI common stock distributed in the spin off was based on a ratio of .05 of a share of LMI common stock for each share of Liberty common stock. The spin off was intended to qualify as a tax-free spin off.
In addition to the contributed subsidiaries and net assets that comprise our company, Liberty also contributed certain other assets and liabilities to our company in connection with the spin off, as set forth in the following table (amounts in thousands):

Cash and cash equivalents	$50,000
Available-for-sale securities	561,130
Net deferred tax liability	(253,163)
Other net liabilities	(2,407)

$355,560

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
The contributed available-for-sale securities included 5,000,000 American Depositary Shares (ADSs) for preferred limited voting ordinary shares of The News Corporation Limited (News Corp.) and a 99.9% economic interest in 345,000 shares of ABC Family Worldwide, Inc. (ABC Family) Series A preferred stock. Liberty also contributed a variable forward transaction with respect to the News Corp. ADSs. During the fourth quarter of 2004, the 5,000,000 News Corp. ADSs were converted into 10,000,000 shares of News Corp.’s Class A non-voting common stock (News Corp. Class A common stock) pursuant to News Corp.’s reincorporation from Australia to the United States. All of the following references to News Corp. shares herein give effect to such conversion. For financial reporting purposes, the contribution of the cash, available-for-sale securities, related deferred tax liability and other net liabilities is deemed to have occurred on June 1, 2004.
All of the net assets contributed to our company by Liberty in connection with the spin off have been recorded at Liberty’s historical cost.
As a result of the spin off, we operate independently from Liberty, and neither we nor Liberty have any stock ownership, beneficial or otherwise, in the other. In connection with the spin off, we and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between Liberty and our company after the spin off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Facilities and Services Agreement and a Tax Sharing Agreement. In addition, Liberty and our company entered into a Short-Term Credit Facility that has since been terminated.
The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the spin off, the issuance of LMI stock options upon adjustment of certain Liberty stock incentive awards and the allocation of responsibility for LMI and Liberty stock incentive awards, cross indemnities and other matters. Such cross indemnities are designed to make (i) our company responsible for all liabilities related to the businesses of our company prior to the spin off, as well as for all liabilities incurred by our company following the spin off, and (ii) Liberty responsible for all of our potential liabilities that are not related to our businesses, including, for example, liabilities arising as a result of our company having been a subsidiary of Liberty.
The Facilities and Services Agreement and the Short-Term Credit Facility, are described in note 14, and the Tax Sharing Agreement is described in note 11.
          Rights Offering
On July 26, 2004, we commenced a rights offering (the LMI Rights Offering) whereby holders of record of LMI common stock on that date received 0.20 transferable subscription rights for each share of LMI common stock held. Each whole right to purchase LMI Series A common stock entitled the holder to purchase one share of LMI Series A common stock at a subscription price of $25.00 per share. Each whole right to purchase LMI Series B common stock entitled the holder to purchase one share of LMI Series B common stock at a subscription price of $27.50 per share. Each whole Series A and Series B right entitled the holder to subscribe, at the same applicable subscription price pursuant to an oversubscription privilege, for additional shares of the applicable series of LMI common stock, subject to proration. The LMI Rights Offering expired in accordance with its terms on August 23, 2004. Pursuant to the terms of the LMI Rights Offering, we issued 28,245,000 shares of LMI Series A common stock and 1,211,157 shares of LMI Series B common stock in exchange for aggregate cash proceeds of $739,432,000, before deducting related offering costs of $3,771,000.
As a result of the LMI Rights Offering, the exercise price for LMI stock options outstanding at the time of the LMI Rights Offering was reduced by multiplying the exercise price by 94%, and the number of options outstanding was increased by dividing the number of the then outstanding LMI stock options by 94%. Unless

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
otherwise noted, all references herein to the number of outstanding LMI stock options and the related exercise prices reflect these modified terms.
(3)     Summary of Significant Accounting Policies

Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair values of financial instruments, fair values of long-lived assets and any related impairments, capitalization of construction and installation costs, useful lives of property and equipment, restructuring accruals and other special items. Actual results could differ from those estimates.
We do not control the decision making process or business management practices of our equity affiliates. Accordingly, we rely on management of these affiliates and their independent auditors to provide us with accurate financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) that we use in the application of the equity method. We are not aware, however, of any errors in or possible misstatements of the financial information provided by our equity affiliates that would have a material effect on our financial statements. For information concerning our equity method investments, see note 6.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation
The accompanying consolidated financial statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest and variable interest entities for which our company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents, Restricted Cash and Short-Term Liquid Investments
Cash equivalents consist of all investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. Restricted cash includes cash held in escrow and cash held as collateral for lines of credit and other compensating balances. Cash restricted to a specific use is classified based on the expected timing of such disbursement. Short-term liquid investments include marketable equity securities, certificates of deposit, commercial paper, corporate bonds and government securities that have original maturities greater than three months but less than twelve months.

Receivables
Receivables are reflected net of an allowance for doubtful accounts. Such allowance aggregated $61,390,000 and $13,947,000 at December 31, 2004 and 2003, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. Generally, upon disconnection of a subscriber, the

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
account is fully reserved. The allowance is maintained until either receipt of payment or collection of the account is no longer being pursued.
Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers who are delinquent.

Investments
All debt and marketable equity securities held by our company are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities that are classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive earnings (loss) in stockholders’ equity. Realized gains and losses generally are determined on an average cost basis. Other investments in which our ownership interest is less than 20% and that are not considered marketable securities are carried at cost. Securities transactions are recorded on the trade date.
For those investments in affiliates in which we have the ability to exercise significant influence, the equity method of accounting is used. Generally, we exercise significant influence through a voting interest between 20% and 50% and/or board representation and management authority. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, and advances and commitments to, the investee. If our investment in the common stock of an affiliate is reduced to zero as a result of the prior recognition of the affiliate’s net losses, and we hold investments in other more senior securities of the affiliate, we would continue to record losses from the affiliate to the extent of these additional investments. The amount of additional losses recorded would be determined based on changes in the hypothetical amount of proceeds that would be received by us if the affiliate were to experience a liquidation of its assets at their current book values. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (Statement 142), the portion of the difference between our investment and our share of the net assets of the investee that represents goodwill (equity method goodwill) is no longer amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18. Our share of net earnings or losses of affiliates also includes any other-than-temporary declines in fair value recognized during the period.
Changes in our proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, are recognized as increases or decreases to additional paid-in capital.
We continually review our investments to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors we consider in our determination are the length of time that the fair value of the investment is below our company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other-than-temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, we use our best estimates and assumptions to arrive at the estimated fair value of such investment. Writedowns for cost investments and available-for-sale securities are included in the consolidated statements of operations as other-than-temporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)

Financial Instruments
At December 31, 2004 and 2003, the fair value and the carrying value of our debt were approximately equal. The carrying value of cash and cash equivalents, restricted cash, short-term liquid investments, receivables, trade and other receivables, other current assets, accounts payable, accrued liabilities, subscriber advance payments and deposits and other current liabilities approximate fair value, due to their short maturity. The fair values of equity securities are based upon quoted market prices, to the extent available, at the reporting date.

Derivative Instruments
We have entered into several derivative instrument contracts including total return bond swaps, variable forward transactions and foreign currency derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. None of the derivative instruments that were in effect during the three years ended December 31, 2004 were designated as hedges.

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. In accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, we capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable overhead costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop, and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband Internet service. The costs of other customer-facing activities such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed. Interest capitalized with respect to construction activities was not material during 2004, 2003 and 2002.
Depreciation is computed using the straight-line method over estimated useful lives of 2 to 25 years for cable distribution systems, 20 to 40 years for buildings and 3 to 15 years for support equipment. The useful lives used to depreciate cable distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed.
When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts and any difference is included in deprecation expense. The impact of such retirements and disposals was not material during 2004, 2003 and 2002.
Additions, replacements and improvements that extend the asset life are capitalized. Repairs and maintenance are charged to operations.

Intangible Assets
Our primary intangible assets are goodwill, cable television franchise rights, customer relationships and trade names. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
in a business combination. Cable television franchise rights, customer relationships, and trade names were originally recorded at their fair values in connection with business combinations.
Pursuant to Statement 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also provides that equity method goodwill is not amortized, but will continue to be considered for impairment under Accounting Principles Board Opinion No. 18. Pursuant to Statement 142, intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144).
We do not amortize our franchise rights and certain trade name intangible assets as we have concluded that these assets are indefinite-lived assets. Our customer relationship intangible assets are amortized on a straight line basis over estimated useful lives ranging from 4 to 10 years.
Effective January 1, 2002, we adopted Statement 142. Statement 142 required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Statement 142 requires us to consider equity method affiliates as separate reporting units. As a result, a portion of Liberty’s enterprise-level goodwill balance was allocated to our reporting units, including several reporting units whose only asset was a single equity method investment. For example, a portion of Liberty’s enterprise level goodwill was allocated to a separate reporting unit which included only our investment in J-COM. This allocation is performed for goodwill impairment testing purposes only and does not change the reported carrying value of the investment. However, to the extent that all or a portion of an equity method investment which is part of a reporting unit containing allocated goodwill is disposed of in the future, the allocated portion of goodwill will be relieved and included in the calculation of the gain or loss on disposal.
After we had allocated enterprise level goodwill to our reporting units, we determined the fair value of our reporting units using independent appraisals, public trading prices and other means. We then compared the fair value of each reporting unit to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeded its fair value, we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation, to its carrying amount, both of which were measured as of the date of adoption.
In situations where the implied fair value of a reporting unit’s goodwill was less than its carrying value, we recorded a transitional impairment charge. As a result, during 2002, we recognized a $238,267,000 transitional impairment loss, after deducting taxes of $103,105,000, as the cumulative effect of a change in accounting principle. The foregoing transitional impairment loss included a pre-tax adjustment of $264,372,000, representing our proportionate share of transition adjustments recorded by UGC.

Impairment of Long-Lived Assets
Statement 144 requires that we periodically review the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
Pursuant to Statement 142, we evaluate the goodwill and franchise rights for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and franchise rights may not be recoverable. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to their respective carrying amounts. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Consistent with the provisions of Emerging Issue Task Force Issue No. 02-7, Unit of Measure for Testing Impairment of Indefinite-Lived Assets, we evaluate the recoverability of the carrying amount of our franchise rights based on the same asset groupings used to evaluate our long-lived assets because the franchise rights are inseparable from the other assets in the asset group. Any excess of the carrying value over the fair value for franchise rights is charged to operations as an impairment loss.

Income Taxes
Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future.

Foreign Currency Translation
The functional currency of our company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries and equity investees are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations and our company’s share of the results of operations of its equity affiliates are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in the consolidated statement of stockholders’ equity. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. The effect of exchange rates on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.
Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the statements of operations as unrealized (based on the applicable period end translation) or realized upon settlement of the transactions.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2004.

Revenue Recognition
Cable Network Revenue. We recognize revenue from the provision of video, telephone and Internet access services over our cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to these services over our cable network is recognized as revenue in the period in which the installation occurs, to the extent these fees are equal to or less than direct selling costs, which are expensed. To the extent installation revenue exceeds direct selling costs, the excess fees are deferred and amortized over the average expected subscriber life. Costs related to reconnections and disconnections are recognized in the statement of operations as incurred.
Other Revenue. We recognize revenue from the provision of direct-to-home satellite services, or DTH, telephone and data services to business customers outside of our cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to these services outside of our cable network is deferred and amortized over the average expected subscriber life. Costs related to reconnections and disconnections are recognized in the statement of operations as incurred.
Promotional Discounts. For subscriber promotions, such as discounted or free services during an introductory period, revenue is recorded at the monthly rate, if any, charged to the subscriber.
Subscriber Advance Payments and Deposits. Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

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
As described in note 2, we issued shares of LMI Series A common stock and LMI Series B common stock in connection with the spin off. The pro forma net earnings (loss) per share amounts set forth in the accompanying consolidated statements of operations were computed assuming that the shares issued in the spin off were issued and outstanding since January 1, 2003. In addition, the weighted average share amounts for periods prior to July 26, 2004, the date that certain subscription rights were distributed to our stockholders pursuant to the LMI Rights Offering, have been increased by 6,866,484 to give effect to the benefit derived by our stockholders as a result of the distribution of such subscription rights. The details of the calculations of our weighted average common shares outstanding are set forth in the following table:

	Year ended December 31,

	2004	2003

Basic and diluted:
Weighted average common shares outstanding before adjustment	158,597,222	145,974,318
Adjustment for July 2004 LMI Rights Offering	3,883,504	6,866,484

Weighted average common shares, as adjusted	162,480,726	152,840,802

*	The weighted average share amounts for all periods assume that the shares of LMI common stock issued in connection with the spin off were issued and outstanding since January 1, 2003.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
At December 31, 2004, 4,768,254 potential common shares were outstanding. All of such potential common shares represent shares issuable upon the exercise of stock options that were issued in June 2004 and adjusted in connection with the LMI Rights Offering. Potential common shares have been excluded from the pro forma calculation of diluted earnings per share in 2004 because their inclusion would be anti-dilutive. Prior to the consummation of the spin off, no potential common shares were outstanding, and accordingly, there is no difference between basic and diluted earnings per share in 2003.

Stock Based Compensation
As a result of the spin off and related adjustments to Liberty’s stock incentive awards, options to acquire an aggregate of 1,595,709 shares of LMI Series A common stock and 1,498,154 shares of LMI Series B common stock were issued to our and Liberty’s employees. Consistent with Liberty’s accounting for the adjusted Liberty stock options and stock appreciation rights prior to the Spin Off Date, we use variable-plan accounting to account for all LMI stock options issued as adjustments of Liberty’s stock incentive awards in connection with the spin off.
In addition, options to acquire an aggregate of 453,206 shares of LMI Series A common stock and 1,568,562 shares of LMI Series B common stock were issued to LMI employees and directors in June 2004. Prior to the LMI Rights Offering, we used fixed-plan accounting to account for these LMI stock options. As a result of the modification of certain terms of the LMI stock options that were outstanding at the time of the LMI Rights Offering, we began accounting for these LMI options as variable-plan options. In addition, options to acquire an aggregate 7,000 shares of LMI Series A common stock were issued to LMI employees and directors subsequent to the LMI Rights Offering. These options were granted at fair market value and, as such, are accounted for using fixed-plan accounting.
As a result of the spin off and the related issuance of options to acquire LMI common stock, certain persons who remained employees of Liberty immediately following the spin off hold options to purchase LMI common stock and certain persons who are our employees hold options, stock appreciation rights (SARs) and options with tandem SARs with respect to Liberty common stock. Pursuant to the Reorganization Agreement, we are responsible for all stock incentive awards related to LMI common stock and Liberty is responsible for all stock incentive awards related to Liberty common stock regardless of whether such stock incentive awards are held by our or Liberty’s employees. Notwithstanding the foregoing, our stock-based compensation expense is based on the stock incentive awards held by our employees regardless of whether such awards relate to LMI or Liberty common stock. Accordingly, any stock-based compensation that we include in our statements of operations with respect to Liberty stock incentive awards is treated as a capital transaction that is reflected as an adjustment of additional paid-in capital.
We account for our fixed and variable stock-based compensation plans using the intrinsic value method. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options is recognized only if the estimated fair value of the underlying stock exceeds the exercise price on the date of grant, in which case, compensation is recognized based on the percentage of options that are vested until the options are exercised, expire or are cancelled, and (ii) compensation for variable-plan options is recognized based upon the percentage of the options that are vested and the difference between the estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options are exercised, expire or are cancelled. We record stock-based compensation expense for our stock appreciation rights (SARs) using the accelerated expense attribution method. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of grant and the vesting period.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
As a result of the modification of certain terms of its stock options in connection with its February 2004 rights offering, UGC began accounting for its stock options that it granted prior to February 2004 as variable plan options. UGC stock options granted subsequent to February 2004 are accounted for as fixed-plan options. Most of the stock-based compensation included in our consolidated statements of operations in 2004 is attributable to UGC’s stock incentive awards.
The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (Statement 123) to our outstanding options. As the accounting for the liability-based SARs is the same under the intrinsic value method and the fair value method, the pro forma adjustments included in the following table do not include amounts related to our calculation of compensation expense related to SARs or to options with tandem SARs:

	Year ended December 31,

	2004	2003	2002

	amounts in thousands,
	except per share amounts
Net earnings (loss)	$(31,758)	20,889	(568,154)
Add stock-based compensation charges as determined under the intrinsic value method, net of taxes	51,524	—	—
Deduct stock compensation charges as determined under the fair value method, net of taxes	(29,904)	(832)	(1,498)

Pro forma net earnings (loss)	$(10,138)	20,057	(569,652)

Basic and diluted earnings (loss) from continuing operations per share:
As reported	$(0.20)	0.14

Pro forma	$(0.06)	0.13

(4)     Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)), which is a revision of Statement 123, as amended by Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Amendment of Statement No. 123 (Statement 148). Statement No. 123(R) supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and amends certain provisions of Statement No. 95, Statement of Cash Flows. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, Statement No. 123(R) will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We are required to adopt Statement No. 123(R) in our third quarter of 2005, beginning July 1, 2005. Under Statement No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of Statement No. 123(R), while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of Statement No. 123(R) and we expect that the adoption of Statement No. 123(R) will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption for Statement No. 123(R).
(5)     Acquisitions

Acquisition of Controlling Interest in UGC
On January 5, 2004, we completed a transaction pursuant to which UGC’s founding shareholders (the Founders) transferred 8.2 million shares of UGC Class B common stock to our company in exchange for 12.6 million shares of Liberty Series A common stock valued, for accounting purposes, at $152,122,000 and a cash payment of $12,857,000. We also incurred $2,970,000 of acquisition costs in connection with this transaction (the UGC Founders Transaction). The UGC Founders Transaction was the last of a number of independent transactions that occurred from 2001 through January 2004 pursuant to which we acquired our controlling interest in UGC. For information concerning our transactions with UGC during 2003 and 2002, see note 6.
Our acquisition of 281.3 million shares of UGC common stock in January 2002 gave us a greater than 50% economic interest in UGC, but due to certain voting and standstill arrangements, we used the equity method to account for our investment in UGC through December 31, 2003. Upon closing of the January 5, 2004 transaction, the restrictions on the exercise by us of our voting power with respect to UGC terminated, and we gained voting control of UGC. Accordingly, UGC has been accounted for as a consolidated subsidiary and included in our financial position and results of operations since January 1, 2004. We have accounted for our acquisition of UGC as a step acquisition, and have allocated our investment basis to our pro rata share of UGC’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates. Prior to the acquisition of the Founders’ shares, our investment basis in UGC had been reduced to zero as a result of the prior recognition of our share of UGC’s losses. The following

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
table reflects the amounts allocated to our assets and liabilities upon completion of the January 2004 acquisition of the Founders’ shares (amounts in thousands):

Cash	$310,361
Other current assets	298,826
Property and equipment	3,386,252
Goodwill	2,023,374
Customer relationships(1)	379,093
Trade names	62,441
Other intangible assets	4,532
Investments and other assets	347,542
Current liabilities	(1,407,275)
Long-term debt	(3,615,902)
Deferred income taxes	(754,111)
Other liabilities	(259,492)
Minority interest	(607,692)

Aggregate purchase price	167,949
Issuance of Liberty common stock	(152,122)

Aggregate cash consideration (including direct acquisition costs)	$15,827

(1)	The estimated weighted-average amortization period on January 1, 2004 for the intangible asset associated with customer relationships was 4.9 years.
We have entered into a new Standstill Agreement with UGC that limits our ownership of UGC common stock to 90% of the outstanding common stock unless we make an offer or effect another transaction to acquire all outstanding UGC common stock. Under certain circumstances, such an offer or transaction would require an independent appraisal to establish the price to be paid to stockholders unaffiliated with us. Subsequent to December 31, 2004, we and UGC entered into a merger agreement whereby a newly-formed holding company will acquire all of the capital stock of our company and all of the capital stock of UGC not owned by our company. For additional information, see note 1.
During 2004, we also purchased an additional 20 million shares of UGC Class A common stock pursuant to certain pre-emptive rights granted to our company by UGC. The $152,284,000 purchase price for such shares was comprised of (i) the cancellation of indebtedness due from subsidiaries of UGC to certain of our subsidiaries in the amount of $104,462,000 (including accrued interest) and (ii) $47,822,000 in cash. As UGC was one of our consolidated subsidiaries at the time of these purchases, the effect of these purchases was eliminated in consolidation.
Also, in January 2004, UGC initiated a rights offering pursuant to which holders of each of UGC’s Class A, Class B and Class C common stock received 0.28 transferable subscription rights to purchase a like class of common stock for each share of UGC common stock owned by them on January 21, 2004. The rights offering expired on February 12, 2004. UGC received cash proceeds of approximately $1.02 billion from the rights offering. As a holder of UGC Class A, Class B and Class C common stock, we participated in the rights offering and exercised our rights to purchase 90.7 million shares for a total cash purchase price of $544,250,000.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)

PHL
On May 20, 2004, we acquired all of the issued and outstanding ordinary shares of Princes Holdings Limited (PHL) for €2,447,000, including €447,000 of acquisition costs ($2,918,000 at May 20, 2004). PHL, through its subsidiary Chorus Communications Limited, owns and operates broadband communications systems in Ireland. In connection with this acquisition, we loaned an aggregate of €75,000,000 ($89,483,000 as of May 20, 2004) to PHL. The proceeds from this loan were used by PHL to discharge liabilities pursuant to a debt restructuring plan and to provide funds for capital expenditures and working capital. In June 2004, LMI loaned PHL an additional €4,500,000 ($6,137,000), for a total of €79,500,000 ($108,414,000) as of December 31, 2004. This loan bears interest at 1.75% per annum. In addition to the amounts loaned to PHL as of December 31, 2004, we have committed to loan to PHL up to €10,000,000 ($13,637,000) at December 31, 2004.
We have accounted for this acquisition using the purchase method of accounting. For financial reporting purposes, the PHL acquisition is deemed to have occurred on June 1, 2004. The purchase price allocation for this acquisition is as follows (amounts in thousands):

Cash and cash equivalents	$14,473
Other current assets	7,423
Property and equipment	75,172
Customer relationships(1)	10,239
Goodwill	24,023
Current liabilities	(26,078)
Subscriber advance payments and deposits	(12,851)
Debt	(89,483)

Aggregate cash consideration (including acquisition costs)	$2,918

(1)	The estimated weighted-average amortization period at acquisition for the intangible asset associated with customer relationships was 4 years.
On December 16, 2004, UGC acquired our interest in PHL in exchange for 6,413,991 shares of UGC Class A common stock, valued for accounting purposes at $58,303,000 on that date. In connection with UGC’s acquisition of our interest in PHL, UGC committed to refinance our loans to PHL no later than June 16, 2005. We and UGC accounted for this transaction as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, UGC consolidated the financial position and results of operations of PHL using LMI’s historical cost, as if this transaction had been consummated by UGC as of May 20, 2004 (June 1, 2004 for financial reporting purposes), the date of the original acquisition of PHL by our company. As UGC was a consolidated subsidiary of LMI at the time of this transaction, the shares of UGC Class A common stock received by LMI were eliminated in consolidation.

Noos
On July 1, 2004, UPC Broadband France SAS (UPC Broadband France), an indirect subsidiary of UGC and the owner of UGC’s French broadband video and Internet access operations, acquired Suez-Lyonnaise Télécom SA (Noos), from Suez SA (Suez). Noos is a provider of digital and analog cable television services and high-speed Internet access services in France. UPC Broadband France purchased Noos to achieve certain financial, operational and strategic benefits through the integration of Noos with its French operations and the

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
creation of a platform for further growth and innovation in Paris and its remaining French systems. The preliminary purchase price was subject to a review of certain historical financial information of Noos and UPC Broadband France. In January 2005, UGC completed its purchase price review with Suez, which resulted in a €42,844,000 ($52,128,000) reduction in the purchase price. The receivable that resulted from this purchase price reduction is included in other receivables in our consolidated balance sheet. The final purchase price for Noos was approximately €567,102,000 ($689,989,000), consisting of €487,085,000 ($592,633,000) in cash and a 19.9% equity interest in UPC Broadband France, valued at approximately €71,339,000 ($86,798,000). Acquisition costs totaled €8,678,000 ($10,558,000).
UGC accounted for this transaction as the acquisition of an 80.1% interest in Noos and the sale of a 19.9% interest in UPC Broadband France. Under the purchase method of accounting, the preliminary purchase price was allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values. UGC recorded a loss of approximately €9,679,000 ($11,776,000) associated with the dilution of its ownership interest in UPC Broadband France as a result of the Noos transaction. Our $6,102,000 share of this loss is reflected as a reduction of additional paid-in capital in our consolidated statement of stockholders’ equity.
The following table presents the purchase price allocation for UGC’s acquisition of an 80.1% interest in Noos, together with the effects of the sale of a 19.9% interest in UGC’s historical French operations (amounts in thousands):

Working capital	$(106,744)
Property, plant and equipment	769,852
Intangible assets(1)	11,815
Other long-term assets	4,066
Other long-term liabilities	(7,099)
Minority interest	(91,033)
Equity in UPC Broadband France	11,776

Cash consideration for Noos	592,633
Less cash acquired	(18,791)

Net cash consideration for Noos	$573,842

(1)	The estimated weighted-average amortization period for the intangible assets (favorable programming contract and tradename) at acquisition was 3.8 years.
The allocation above was made based on UGC’s assessment of the fair value of the assets and liabilities of Noos. As of December 31, 2004, this assessment had not been finalized, but UGC does not expect further significant purchase accounting adjustments. Minority interest was computed based on 19.9% of the fair value of our historical French operations and 19.9% of the historical carrying amount of Noos.
Suez’ 19.9% interest in UPC Broadband France consists of 85,000,000 shares of Class B common stock of UPC Broadband France (the Class B Shares). Subject to the terms of a call option agreement, UPC France Holding BV (UPC France), UGC’s indirect wholly owned subsidiary, has the right through June 30, 2005 to purchase from Suez all of the Class B Shares for €85,000,000, subject to adjustment, plus interest. The purchase price for the Class B Shares may be paid in cash, UGC Class A common stock or LMI Series A common stock. Subject to the terms of a put option, Suez may require UPC France to purchase the Class B Shares at specific times prior to or after the third, fourth or fifth anniversaries of the purchase date.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
UPC France will be required to pay the then fair value, payable in cash, UGC common stock or LMI Series A common stock, for the Class B Shares or assist Suez in obtaining an offer to purchase the Class B Shares. UPC France also has the option to purchase the Class B Shares from Suez shortly after the third, fourth or fifth anniversaries of the purchase date at the then fair value in cash, UGC Class A common stock or LMI Series A common stock.

Pro Forma Information
The following unaudited pro forma condensed consolidated operating results give effect to the UGC, PHL and Noos transactions as if they had been completed as of January 1, 2004 (for 2004 results) and as of January 1, 2003 (for 2003 results). These pro forma amounts are not necessarily indicative of operating results that would have occurred if the UGC, PHL and Noos acquisitions had occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable:

	Years ended December 31,

	2004	2003

	amounts in thousands,
	except per share amounts
Revenue	$2,877,159	2,429,548
Net loss	$(44,158)	(690,869)
Loss per share	$(0.27)	(4.52)
(6)     Investments in Affiliates Accounted for Using the Equity Method
Our affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. The following table includes our company’s carrying value and approximate percentage ownership of our more significant investments in affiliates:

			December 31,
	December 31, 2004		2003

	Percentage	Carrying	Carrying
	Ownership	Amount	Amount

	amounts in thousands,
	except percent amounts
Super Media/ J-COM	70%	$1,052,468	1,330,602
JPC	50%	290,224	259,571
Telenet Group Holdings N.V. (Telenet)	19%	232,649	—
Mediatti Communications, Inc. (Mediatti)	37%	58,586	—
Metrópolis-Intercom S.A. (Metrópolis),	50%	57,344	52,223
Other	Various	174,371	98,156

		$1,865,642	1,740,552

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
The following table sets forth our share of earnings (losses) of affiliates including any writedowns for other-than-temporary declines in fair value:

	Year ended December 31,

	2004	2003	2002

	amounts in thousands
Super Media/ J-COM	$45,092	20,341	(21,595)
JPC	14,644	11,775	5,801
Mediatti	(2,331)	—	—
Metrópolis	(8,355)	(8,291)	(80,394)
UGC	—	—	(190,216)
Other	(10,340)	(10,086)	(44,821)

	$38,710	13,739	(331,225)

Our share of earnings (losses) of affiliates includes losses related to other-than-temporary declines in the value of our equity method investments of $25,973,000, $12,616,000, and $72,030,000 during 2004, 2003 and 2002, respectively. Substantially all of such losses relate to our affiliates that operate in Latin America.
At December 31, 2004 and 2003, the aggregate carrying amount of our investments in affiliates exceeded our proportionate share of our affiliates’ net assets by $757,235,000 and $690,332,000, respectively. Any calculated excess costs on investments are allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts associated with assets other than goodwill and indefinite lived intangible assets are amortized over their estimated useful lives.

Super Media/ J-COM
J-COM was incorporated in 1995 to own and operate broadband businesses in Japan. The functional currency of J-COM is the Japanese yen. On December 28, 2004, our 45.45% ownership interest in J-COM, and a 19.78% interest in J-COM owned by Sumitomo Corporation (Sumitomo) were combined in Super Media. As a result of these transactions, we held a 69.68% noncontrolling interest in Super Media, and Super Media held a 65.23% controlling interest in J-COM at December 31, 2004. At December 31, 2004, Sumitomo also held a 12.25% direct interest in J-COM and Microsoft Corporation (Microsoft) held a 19.46% beneficial interest in J-COM. Subject to certain conditions, Sumitomo has the obligation to contribute to Super Media substantially all of its remaining 12.25% equity interest in J-COM during 2005. Also, Sumitomo and we are generally required to contribute to Super Media any additional shares of J-COM that either of us acquires and to permit the other party to participate in any additional acquisition of J-COM shares during the term of Super Media.
Due to certain veto rights held by Sumitomo, we accounted for our 69.68% ownership interest in Super Media using the equity method of accounting at December 31, 2004. On February 18, 2005, J-COM announced an initial public offering of its common shares in Japan. Under the terms of the operating agreement of Super Media, our casting or tie-breaking vote with respect to decisions of the management committee became effective upon this announcement. Super Media is managed by a management committee consisting of two members, one appointed by us and one appointed by Sumitomo. From and after February 18, 2005, the management committee member appointed by us has a casting or deciding vote with respect to any management committee decision that we and Sumitomo are unable to agree on, with the exception of the terms of the initial public offering of J-COM. Certain decisions with respect to Super Media will continue to require the consent of both members rather than the management committee. These include any decision to engage in any business other than holding J-COM shares, sell J-COM shares, issue additional units in Super

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
Media, make in-kind distributions or dissolve Super Media, in each case other than as contemplated by the Super Media operating agreement.
As a result of the above-described change in the governance of Super Media, we will begin accounting for Super Media and J-COM as consolidated subsidiaries effective January 1, 2005. If all of the J-COM shares offered for sale by J-COM in the initial public offering are sold (including pursuant to the underwriters’ over-allotment option). Super Media’s equity interests in J-COM will be diluted to approximately 52.84%.
Super Media will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. Super Media may also be earlier dissolved under specified circumstances.
On August 6, 2004, J-COM used cash proceeds received pursuant to capital contributions from our company, Sumitomo and Microsoft to repay shareholder loans with an aggregate principal amount of ¥30,000 million ($275,660,000 at August 6, 2004). Such amount includes ¥14,065 million ($129,237,000 at August 6, 2004) of shareholder loans held by us that were effectively converted to equity in these transactions. Such transactions did not materially impact the J-COM ownership interests of our company, Sumitomo or Microsoft.
On December 21, 2004, we received cash proceeds of ¥42,755 million ($410,080,000 at December 21, 2004) in repayment of all principal and interest due to our company from J-COM pursuant to then outstanding shareholder loans. In connection with this transaction, we recognized in our statement of operations foreign currency translation gains of $55,350,000 that previously had been reflected in accumulated other comprehensive earnings and deferred taxes.
On February 25, 2005, J-COM acquired the respective interests of Sumitomo, Microsoft and our company in Chofu Cable, Inc. (Chofu Cable), a Japanese broadband communications provider, for cash consideration of ¥2,884 million ($27,358,000 at February 25, 2005), of which ¥972 million ($9,223,000 at February 25, 2005) was paid to our company for our equity method investment in Chofu Cable. As a result of this acquisition, J-COM owns an approximate 92% equity interest in Chofu Cable.
In 2003, we purchased an 8% equity interest in J-COM from Sumitomo for $141,000,000 in cash, and we and Sumitomo each converted certain shareholder loans to equity interests in J-COM.
Summarized financial information for J-COM is as follows:

	December 31,

	2004	2003

	amounts in thousands
Financial Position
Investments	$65,178	52,962
Property and equipment, net	2,441,196	2,274,632
Intangible and other assets, net	1,783,162	1,601,596

Total assets	$4,289,536	3,929,190

Debt	$2,260,805	2,378,698
Other liabilities	677,595	649,229
Owners’ equity	1,351,136	901,263

Total liabilities and equity	$4,289,536	3,929,190

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)

	Year ended December 31,

	2004	2003	2002

	amounts in thousands
Results of Operations
Revenue	$1,504,709	1,233,492	930,736
Operating, selling, general and administrative expenses	(915,112)	(805,174)	(719,590)
Stock-based compensation	(783)	(840)	(494)
Depreciation and amortization	(378,868)	(313,725)	(240,042)

Operating income (loss)	209,946	113,753	(29,390)
Interest expense, net	(94,958)	(68,980)	(33,381)
Other, net	(15,532)	1,335	2,579

Net earnings (loss)	$99,456	46,108	(60,192)

JPC
JPC, a 50% joint venture formed in 1996 by our company and Sumitomo, is a programming company in Japan, which owns and invests in a variety of channels including Shop Channel. The functional currency of JPC is the Japanese yen.
At December 31, 2004, our investment in JPC included ¥500 million ($4,882,000) of shareholder loans to JPC. Such loans are denominated in Japanese yen and bear interest at variable rates (1.55% at December 31, 2004). Such shareholder loans are due and payable on July 26, 2008.
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

Telenet
On December 16, 2004, chellomedia Belgium I BV and chellomedia Belgium II BV, UGC’s indirect wholly owned subsidiaries (collectively, chellomedia Belgium), acquired our wholly owned subsidiary Belgian Cable Holdings (BCH) for $121,068,000 in cash. BCH’s only assets were debt securities of Callahan Partners Europe (CPE) and one of two entities majority-owned by CPE (the InvestCos), and certain related contract rights. This purchase price was equal to our cost basis in these debt securities, which included an unrealized gain of $10,517,000. On December 17, 2004, UGC entered into a restructuring transaction with CPE and certain other parties. In this restructuring, BCH contributed approximately $137,950,000 in cash and the debt security of the InvestCo to Belgian Cable Investors, LLC (Belgian Cable Investors) in exchange for a 78.4% common equity interest and 100% preferred equity interest in Belgian Cable Investors. CPE owns the remaining 21.6% interest in Belgian Cable Investors. Belgian Cable Investors distributed approximately $115,592,000 in cash to CPE, which used the proceeds to repurchase the debt securities of CPE held by BCH. Belgian Cable Investors holds an indirect 14.1% interest in Telenet Group Holding NV (Telenet) and certain call options expiring in 2007 and 2009 to acquire 3.36 million shares (11.6%) and 5.11 million shares

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
(17.6%), respectively, of the outstanding equity of Telenet from existing shareholders. Belgian Cable Investors’ indirect 14.1% interest in Telenet results from its majority ownership of the InvestCos, which hold in the aggregate 18.99% of the stock of Telenet, and a shareholders agreement among Belgian Cable Investors and three unaffiliated investors in the InvestCos that governs the voting and disposition of 21.36% of the stock of Telenet, including the stock held by the InvestCos. Telenet is a cable system operator in Belgium.
The restructuring was accounted for as a fair value transaction, in which BCH effectively transferred its debt securities and approximately $22,358,000 in return for an equity interest in Belgian Cable Investors. As this was a transaction consummated at fair value, we recognized the $10,517,000 unrealized gain associated with the CPE and InvestCo debt securities as a realized gain in our consolidated statement of operations. We have determined that the InvestCos are variable interest entities, in which Belgian Cable Investors is the primary beneficiary. Certain of the securities of the InvestCos held by the InvestCos’ shareholders have a mandatory redemption feature, and accordingly, we have classified such securities attributable to the other shareholders of the InvestCos as debt. See note 10. In our preliminary allocation of the purchase price, we have allocated $232,649,000 to the investment in Telenet and the call options to purchase additional shares of Telenet, and have allocated $87,821,000 to the InvestCos’ securities that we have classified as debt, based on our preliminary assessment of fair values. We expect our purchase price allocation to be finalized during the first quarter of 2005. For financial reporting purposes, the restructuring transaction was deemed to have occurred on December 31, 2004.
Pursuant to the Telenet shareholders agreement, the InvestCos are able to vote a 25% interest plus one vote on certain Telenet matters that require a 75% vote to pass. In addition, through its interest in the InvestCos, UGC has two representatives on Telenet’s board of directors. Based on the InvestCos voting ability, board membership and ability to acquire significantly more direct ownership of Telenet through the call options, UGC believes that the InvestCos exercise significant influence over Telenet. Therefore, we account for our indirect investment in Telenet using the equity method of accounting.
Pursuant to the agreement with CPE governing Belgian Cable Investors, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009.

Mediatti
During 2004, we completed three transactions that resulted in our acquisition of 21,572 Mediatti shares for an aggregate cash purchase price of ¥6,257 million ($59,129,000). Mediatti is a provider of cable television and high speed Internet access services in Japan. Our interest in Mediatti is held through Liberty Japan MC, LLC, (Liberty Japan MC) a company of which we own approximately 93.1% and Sumitomo owns approximately 6.9%. Sumitomo has the option until February 2006 to increase its ownership interest in Liberty Japan MC to up to 50%.
Liberty Japan MC owns a 36.4% voting interest in Mediatti and an additional 0.87% interest that has limited veto rights. Liberty Japan MC has the option until February 2006 to acquire from Mediatti up to 9,463 additional shares in Mediatti at a price of ¥290,000 ($3,000) per share. If such option is fully exercised, Liberty Japan MC’s interest in Mediatti will be approximately 46%. The additional interest that Liberty Japan MC has the right to acquire may initially be in the form of non-voting Class A shares, but it is expected that any Class A shares owned by Liberty Japan MC will be converted to voting common stock.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
Liberty Japan MC, Olympus Mediacom L.P. (Olympus Mediacom) and two minority shareholders of Mediatti have entered into a shareholders agreement pursuant to which Liberty Japan MC has the right to nominate three of Mediatti’s seven directors and which requires that significant actions by Mediatti be approved by at least one director nominated by Liberty Japan MC.
The Mediatti shareholders who are party to the shareholders agreement have granted to each other party whose ownership interest is greater than 10%, a right of first refusal with respect to transfers of their respective interests in Mediatti. Each shareholder also has tag-along rights with respect to such transfers. Olympus Mediacom has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair market value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair market value. If Olympus Mediacom does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus Mediacom and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at fair market value. If both the Olympus Mediacom put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.

Metrópolis
We hold a 50% interest in Metrópolis, a cable operator in Chile. On January 23, 2004, we, Liberty and CristalChile entered into an agreement pursuant to which each agreed to use its respective commercially reasonable efforts to combine the businesses of Metrópolis and VTR GlobalCom S.A. (VTR), a wholly owned subsidiary of UGC that owns UGC’s Chilean operations. If the proposed combination is consummated, UGC would own 80% of the voting and equity rights in the combined entity, and CristalChile would own the remaining 20%. We would also receive a promissory note (the amount of which is subject to negotiation) from the combined entity, which would be unsecured and subordinated to third party debt. In addition, CristalChile would have a put right which would allow CristalChile to require UGC to purchase all, but not less than all, of its interest in the combined entity at the fair value of the interest, subject to a minimum price of $140 million. This put right will end on the tenth anniversary of the combination. Liberty has agreed to perform UGC’s obligations under CristalChile’s put if UGC does not do so and, in connection with the spin off, we agreed to indemnify Liberty against its obligations with respect to CristalChile’s put right. If the merger does not occur, we and CristalChile have agreed to fund our pro rata share of a capital call sufficient to retire Metropolis’ local debt facility, which had an outstanding principal amount of Chilean pesos 30.2 billion ($54,399,000) at December 31, 2004. The combination is subject to certain conditions, including the execution of definitive agreements, Chilean regulatory approval, the approval of the respective boards of directors of the relevant parties (including, in the case of UGC, the independent members of UGC’s board of directors) and the receipt of necessary third party approvals and waivers. The Chilean antitrust authorities approved the combination in October 2004 subject to certain conditions. The primary conditions require that the combined entity (i) re-sell broadband capacity to third party Internet service providers on a wholesale basis; (ii) activate two-way capacity on all portions of the combined network within five years; and (iii) limit basic tier price increases to the rate of inflation plus a programming cost escalator over the next three years. An action was filed with the Chilean Supreme Court seeking to reverse such approval, but the action was dismissed on March 10, 2005. We, CristalChile and UGC are currently negotiating the terms of the definitive agreements for the combination.
Due to increased competition, losses in subscribers and a decrease in operating income in 2002, we determined that the carrying value of our investment in Metrópolis including allocated enterprise-level goodwill, exceeded the estimated fair value of this investment, which fair value was based on a per-subscriber valuation. Accordingly, we recorded an other-than-temporary decline in value of $66,555,000, which is included in share

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
of losses of affiliates in 2002, and an impairment of long-lived assets of $39,000,000 related to the allocated enterprise-level goodwill for Metrópolis.

UGC
On January 30, 2002, our company and UGC completed a transaction (the 2002 UGC Transaction) pursuant to which UGC was formed to own Old UGC, Inc. (Old UGC) (formerly known as UGC Holdings, Inc.). Upon consummation of the 2002 UGC Transaction, all shares of Old UGC common stock were exchanged for shares of common stock of UGC. In addition, we contributed (i) cash consideration of $200,000,000, (ii) a note receivable from Belmarken Holding B.V., (Belmarken) an indirect subsidiary of Old UGC, with an accreted value of $891,671,000 and a carrying value of $495,603,000 (the Belmarken Loan) and (iii) Senior Notes and Senior Discount Notes of United-Pan Europe Communications N.V. (UPC), a subsidiary of Old UGC, with an aggregate carrying amount of $270,398,000 to UGC in exchange for 281.3 million shares of UGC Class C common stock with a fair value of $1,406,441,000. We accounted for the 2002 UGC Transaction as the acquisition of an additional noncontrolling interest in UGC in exchange for monetary financial instruments. Accordingly, we calculated a $440,440,000 gain on the transaction based on the difference between the estimated fair value of the financial instruments and their carrying value. Due to our continuing indirect ownership in the assets contributed to UGC, our company limited the amount of gain it recognized to the minority shareholders’ attributable share (approximately 28%) of such assets or $122,618,000 (before deferred tax expense of $47,821,000).
Also on January 30, 2002, UGC acquired from our company our debt and equity interests in IDT United, Inc. and $751 million principal amount at maturity of UGC’s $1,375 million 10 3/4% senior secured discount notes due 2008 (2008 Notes), which had been distributed to us in redemption of a portion of our interest in IDT United and repayment of a portion of IDT United’s debt to our company. IDT United was formed as an indirect subsidiary of IDT Corporation for purposes of effecting a tender offer for all outstanding 2008 Notes at a purchase price of $400 per $1,000 principal amount at maturity, which tender offer expired on February 1, 2002. The aggregate purchase price for our interest in IDT United of $448 million equaled the aggregate amount we had invested in IDT United, plus interest. Approximately $305 million of the purchase price was paid by the assumption by UGC of debt owed by our company to a subsidiary of Old UGC, and the remainder was credited against our company’s $200 million cash contribution to UGC described above. In connection with the 2002 UGC Transaction, a subsidiary of our company made loans to a subsidiary of UGC aggregating $103 million. Such loans accrued interest at 8% per annum.
At December 31, 2003, we owned approximately 296 million shares of UGC common stock, or an approximate 50% economic interest and an 87% voting interest in UGC. Pursuant to certain voting and standstill arrangements, we were unable to exercise control of UGC, and accordingly, we used the equity method of accounting for our investment through December 31, 2003.
Because we had no commitment to make additional capital contributions to UGC, we suspended recording our share of UGC’s losses when the carrying value of our investment in UGC was reduced to zero in 2002.
On September 3, 2003, UPC completed a restructuring of its debt instruments and emerged from bankruptcy. Under the terms of the restructuring, approximately $5.4 billion of UPC’s debt was exchanged for equity of UGC Europe, Inc., a new holding company of UPC (UGC Europe). Upon consummation, UGC received approximately 65.5% of UGC Europe’s equity in exchange for UPC debt securities that it owned; third-party noteholders received approximately 32.5% of UGC Europe’s equity; and existing preferred and ordinary shareholders, including UGC, received 2% of UGC Europe’s equity.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
On December 18, 2003, UGC completed its offer to exchange its Class A common stock for the outstanding shares of UGC Europe common stock that it did not already own. Upon completion of the exchange offer, UGC owned 92.7% of the outstanding shares of UGC Europe common stock. On December 19, 2003, UGC effected a “short-form” merger with UGC Europe. In the short-form merger, each share of UGC Europe common stock not tendered in the exchange offer was converted into the right to receive the same consideration offered in the exchange offer, and UGC acquired the remaining 7.3% of UGC Europe. In connection with UGC’s acquisition of the minority interest in UGC Europe, we calculated a $680,488,000 gain due to the dilutive effect on our investment in UGC and the implied per share value of the exchange offer. However, as we had suspended recording losses of UGC in 2002 and these suspended losses exceeded the aforementioned gain, we did not recognize the gain in our consolidated financial statements.
As discussed in detail in note 5, on January 5, 2004, we completed a transaction pursuant to which we gained voting control of UGC. Accordingly, UGC has been accounted for as a consolidated subsidiary and included in our financial position and results of operations since January 1, 2004.
Summarized financial information for UGC as of December 31, 2003 and for 2003 and 2002 is as follows:

December 31, 2003

amounts in thousands
Financial Position
Current assets	$622,321
Property and equipment, net	3,342,743
Intangible and other assets, net	3,134,607

Total assets	$7,099,671

Debt, including liabilities subject to compromise	$4,351,905
Other liabilities	1,252,513
Minority interest	22,761
Shareholders’ equity	1,472,492

Total liabilities and equity	$7,099,671

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)

	Year ended December 31,

	2003	2002

	amounts in thousands
Results of Operations
Revenue	$1,891,530	1,515,021
Operating, selling, general and administrative expenses	(1,262,648)	(1,218,647)
Depreciation and amortization	(808,663)	(730,001)
Impairment of long-lived assets, restructuring charges and stock-based compensation	(476,233)	(465,655)

Operating loss	(656,014)	(899,282)
Interest expense	(327,132)	(680,101)
Gain on extinguishment of debt	2,183,997	2,208,782
Share of earnings (losses) of affiliates	294,464	(72,142)
Foreign currency transaction gains, net	153,808	485,938
Minority interest in losses (earnings) of subsidiaries	183,182	(67,103)
Other, net	163,063	12,176

Net income from continuing operations	$1,995,368	988,268

(7)     Other Investments
The following table sets forth the carrying amount of our other investments:

	December 31,

	2004	2003

	amounts in thousands
ABC Family	$387,380	—
SBS Broadcasting S.A. (SBS)	241,500	—
News Corp.	102,630	—
Sky Latin America	85,846	94,347
Telewest Global, Inc., the successor to Telewest Communications plc (Telewest)	—	281,392
Cable Partners Europe (CPE)	—	74,068
Other	21,252	327

Total other investments	$838,608	450,134

Our investments in ABC Family, SBS and News Corp. are all accounted for as available-for-sale securities. We accounted for our investments in Telewest and CPE as available-for-sale securities during the periods in which we held those investments.

ABC Family
At December 31, 2004, we owned a 99.9% beneficial interest in 345,000 shares of the 9% Series A preferred stock of ABC Family with an aggregate liquidation value of $345 million. The issuer is required to redeem the ABC Family preferred stock at its liquidation value on August 1, 2027, and has the option to redeem the ABC Family preferred stock at its liquidation value at any time after August 1, 2007. We have the right to require

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
the issuer to redeem the ABC Family preferred stock at its liquidation value during the 30 day periods commencing upon August 2 of the years 2017 and 2022. Liberty contributed this interest to our company in connection with the spin off. We recognized dividend income on the ABC Family preferred stock of $18,217,000 during the period from the Spin Off Date through December 31, 2004.

SBS
At December 31, 2004, UGC owned 6,000,000 shares or approximately 19% of the outstanding shares of SBS, a European commercial television and radio broadcasting company. UGC records these marketable equity securities at fair value using quoted market prices.

News Corp.
Liberty contributed 10,000,000 shares of News Corp. Class A common stock to our company in connection with the spin off. During the fourth quarter of 2004, we sold 4,500,000 shares of News Corp. Class A common stock for aggregate cash proceeds of $83,669,000 ($29,770,000 of which was received in 2005), resulting in a pre-tax gain of $37,174,000. Accordingly, we owned 5,500,000 shares of News Corp. Class A common stock at December 31, 2004.

Sky Latin America
Prior to October 2004, we held a 10% ownership interest in each of three direct-to-home satellite providers that operate in Brazil (Sky Brasil), Mexico (Sky Mexico) and Chile and Colombia (Sky Multi-Country) (collectively, Sky Latin America), which were accounted for as cost investments. Prior to August 2004, we also held an investment in public debt securities issued by Sky Brasil and accounted for this investment as an available-for-sale security.
In October 2004, we sold our interest in the Sky Multi-Country DTH platform in exchange for reimbursement by the purchaser of $1,500,000 of funding provided by us in the previous few months and the release from certain guarantees described below. We were deemed to owe the purchaser $6,000,000 in respect of the Sky Multi-Country platform, which amount was offset against a separate payment we received from the purchaser as explained below. We also agreed to sell our interest in the Sky Brasil DTH platform and granted the purchaser an option to purchase our interest in the Sky Mexico DTH platform.
On October 28, 2004, we received $54 million in cash from the purchaser, which consisted of $60 million consideration payable for our Sky Brasil interest less the $6 million we were deemed to owe the purchaser in respect of the Sky Multi-Country DTH platform. The $60 million is refundable by us if the Sky Brasil transaction is terminated. It may be terminated by us or the purchaser if it has not closed by October 8, 2007 or by the purchaser if certain conditions are incapable of being satisfied.
We will receive $88 million in cash upon the transfer of our Sky Mexico interest to the purchaser. The Sky Mexico interest will not be transferred until certain Mexican regulatory conditions are satisfied. If the purchaser does not exercise its option to purchase our Sky Mexico interest on or before October 8, 2006 (or in some cases an earlier date), then we have the right to require the purchaser to purchase our interest if certain conditions, including the absence of Mexican regulatory prohibition of the transaction, have been satisfied or waived.
In light of the contingencies involved, we have not treated either of the Sky Mexico or Sky Brasil transactions as a sale for accounting purposes until such time as the necessary regulatory approvals are obtained and, in the case of Sky Mexico, the cash is received.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
In connection with these transactions our guarantees of the obligations of the Sky Multi-Country, Sky Brasil and Sky Mexico platforms under certain transponder leases were terminated and the purchaser agreed to obtain releases of our guarantees of obligations under certain equipment leases no later than December 31, 2004. All but one of such guarantees have been released. The purchaser has agreed to indemnify us for any amounts we are required to pay under our remaining guarantee until such guarantee is terminated.
In 2002, we determined that due to, among other factors, economic conditions in the countries in which Sky Latin America operates, our investment in Sky Latin America experienced an other-than-temporary decline in value. As a result, the investment in each of the Sky Latin America entities was adjusted to its respective fair value based on a discounted cash flow model and per subscriber values. In the case of Sky Multi-Country, we determined that because of low subscriber counts, lack of economies of scale and the future projected cash needs of Sky Multi-Country, the entire investment should be written off at December 31, 2002. In addition, all amounts funded to Sky Multi-Country in 2003 were expensed when paid. The total amount of impairment for Sky Latin America in 2003 and 2002 was $6,884,000 and $105,250,000, respectively.

Telewest
During 2002, we purchased $370,177,000 and £67,222,000 ($128,965,000) of Telewest bonds for cash proceeds of $204,087,000. At December 31, 2002, we determined that the Telewest bonds had experienced an other-than-temporary decline in value. As a result, the carrying values of the Telewest bonds were adjusted to their respective estimated fair values based on quoted market prices at the balance sheet date, and LMC recognized an other-than-temporary decline in value of $141,271,000.
On July 19, 2004, our investment in Telewest Communications plc Senior Notes and Senior Discount Notes was converted into 18,417,883 shares or approximately 7.5% of the issued and outstanding common stock of Telewest. In connection with this transaction, we recognized a pre-tax gain of $168,301,000, representing the excess of the fair value of the Telewest common stock received over our cost basis in the Senior Notes and Senior Discount Notes. During the third and fourth quarters of 2004, we sold all of the acquired Telewest shares for aggregate cash proceeds of $215,708,000, resulting in a pre-tax loss of $16,407,000. Based on our third quarter 2004 determination that we would dispose of all remaining Telewest shares during the fourth quarter of 2004, the $12,429,000 excess of the carrying value over the fair value of the Telewest shares that we held as of September 30, 2004 was included in other-than-temporary declines in fair values of investments in our consolidated statement of operations. Consistent with our classification of the Senior Notes and Senior Discount Notes and the Telewest common stock as available-for-sale securities, the above-described gains and losses were reflected as components of our accumulated other comprehensive loss account prior to their reclassification into our consolidated statements of operations.

Unrealized holding gains and losses
Unrealized holding gains and losses related to investments in available-for-sale securities that are included in accumulated other comprehensive earnings (loss), net of tax, are summarized as follows:

	December 31,

	2004		2003

	Equity	Debt	Equity	Debt
	securities	securities	securities	securities

	amounts in thousands
Gross unrealized holding gains	$92,195	18,516	156	210,925
Gross unrealized holding losses	$—	—	—	—

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
(8)     Derivative Instruments
The following table provides detail of the fair value of our derivative instrument assets (liabilities), net:

	December 31,

	2004	2003

	amounts in thousands
Foreign exchange derivatives	$(5,305)	(18,594)
Total return debt swaps	23,731	22,983
Interest rate caps	2,384	—
Cross-currency and interest rate swaps	(25,648)	—
Variable forward transaction	(3,305)	—
Call agreements on LMI Series A common stock	49,218	—
Other	—	(2,416)

Total	$41,075	1,973

Current asset	$73,507	—
Current liability	(14,636)	(21,010)
Long-term asset	2,568	22,983
Long-term liability	(20,364)	—

Total	$41,075	1,973

Realized and unrealized gains (losses) on derivative instruments are comprised of the following amounts:

	Year ended December 31,

	2004	2003	2002

	amounts in thousands
Foreign exchange derivatives	$196	(22,626)	(11,239)
Total return debt swaps	2,384	37,804	(1,088)
Cross-currency and interest rate swaps	(43,779)	—	—
Interest rate caps	(20,318)	—	—
Variable forward transaction	1,013	—	—
Call agreements on LMI Series A common stock	1,713	—	—
Other	3,844	(2,416)	(4,378)

Total	$(54,947)	12,762	(16,705)

Foreign Exchange Contracts
We generally do not enter into derivative transactions that are designed to reduce our long-term exposure to foreign currency exchange risk. However, in order to reduce our foreign currency exchange risk related to our cash balances that are denominated in Japanese yen and our investment in J-COM, we have entered into collar agreements with respect to ¥15 billion ($146,470,000). These collar agreements have a weighted average remaining term of approximately 2 1/2 months, an average call price of ¥105/U.S. dollar and an average put price of ¥109/U.S. dollar. In the past, we have also entered into forward sales contracts with respect to the Japanese yen. During 2004, we paid $17,001,000 to settle yen forward sales and collar contracts.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)

Total Return Debt Swaps
At December 31, 2004, we were a party to total return debt swaps in connection with (i) bank debt of a subsidiary of UPC, and (ii) public debt of Cablevisión S.A. (Cablevisión), the largest cable television company in Argentina, in terms of basic cable subscribers. Through March 2, 2005, Liberty owned an indirect 78.2% economic and non-voting interest in a limited liability company that owns 50% of the outstanding capital stock of Cablevisión. Under the total return debt swaps, a counterparty purchases a specified amount of the underlying debt security for the benefit of our company. We have posted collateral with the counterparties equal to 30% of the counterparty’s purchase price for the purchased indebtedness of the UPC subsidiary and 90% of the counterparty’s purchase price for the purchased indebtedness of Cablevisión. We record a derivative asset equal to the posted collateral and such asset is included in other assets in the accompanying consolidated balance sheets. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying purchased indebtedness of the UPC subsidiary declines by 10% or more, we are required to post cash collateral for the decline, and we record an unrealized loss on derivative instruments. The cash collateral related to the UPC subsidiary indebtedness is further adjusted up or down for subsequent changes in the fair value of the underlying indebtedness or for foreign currency exchange rate movements involving the euro and U.S. dollar. During the fourth quarter of 2004, we received cash proceeds of $35,800,000 in connection with the termination of a portion of the UPC total return swap related to the debt of the UPC subsidiary. At December 31, 2004, the aggregate purchase price of debt securities underlying our total return debt swap arrangements involving the indebtedness of the UPC subsidiary and Cablevisión was $29,532,000. As of such date, we had posted cash collateral equal to $19,868,000 ($2,930,000 with respect to the UPC subsidiary and $16,938,000 with respect to Cablevisión). If the fair value of the purchased debt securities had been zero at December 31, 2004, we would have been required to post additional cash collateral of $8,972,000.
During the first quarter of 2005, we received cash proceeds of $22,642,000 upon termination of the Cablevisión and UPC subsidiary total return swaps.

UGC Interest Rate and Cross-currency Derivative Contracts
During the first quarter of 2003, UGC purchased interest rate caps related to the UPC Broadband Bank Facility (see note 10) that capped the variable Euro Interbank Offered Rate (EURIBOR) interest rate at 3.0% on a notional amount of €2.7 billion in 2003 and 2004. As UGC was able to fix its variable interest rates below 3.0% on the UPC Broadband Bank Facility during 2003 and 2004, all of these caps expired without being exercised. During the first and second quarter of 2004, UGC purchased interest rate caps for a total of $21,442,000, capping the variable interest rate at 3.0% and 4.0% in 2005 and 2006, respectively, on notional amounts totaling €2.25 billion to €2.6 billion.
In June 2003, UGC entered into a cross currency and interest rate swap pursuant to which a notional amount of $347.5 million was swapped at an average rate of 1.133 euros per U.S. dollar until July 2005, with the variable LIBOR interest rate (including margin) swapped into a fixed interest rate of 7.85%. Following the prepayment of part of Facility C in December 2004, UGC paid down this swap with a cash payment of $59,100,000 and unwound a notional amount of $171,480,000. The remainder of the swap is for a notional amount of $176,020,000, and the euro to U.S. dollar exchange rate has been reset at 1.3158 to 1. In connection with the refinancing of the UPC Broadband Bank Facility in December 2004, UGC entered into a seven-year cross currency and interest rate swap pursuant to which a notional amount of $525 million was swapped at a rate of 1.3342 euros per U.S. dollar until December 2011, with the variable interest rate of LIBOR + 300 basis points swapped into a variable rate of EURIBOR + 310 basis points for the same time period.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)

Variable Forward Transaction
Prior to the spin off, Liberty contributed to our company 10,000,000 shares of News Corp. Class A common stock, together with a related variable forward transaction. In connection with the sale of 4,500,000 shares of News Corp. Class A common stock during the fourth quarter of 2004, we paid $3,429,000 to terminate the portion of the variable forward transaction that related to the shares that were sold. After giving effect to the fourth quarter termination transaction, the forward, which expires on September 17, 2009, provides (i) us with the right to effectively require the counterparty to buy 5,500,000 News Corp. Class A common stock at a price of $15.72 per share, or an aggregate price of $86,460,000 (the Floor Price), and (ii) the counterparty with the effective right to require us to sell 5,500,000 shares of News Corp. Class A common stock at a price of $26.19 per share.
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

Call Agreements on LMI Series A common stock
During the fourth quarter of 2004, we entered into call option contracts pursuant to which we contemporaneously (i) sold call options on 1,210,000 shares of LMI Series A common stock at exercise prices ranging from $39.5236 to $41.7536, and (ii) purchased call options on 1,210,000 shares with an exercise price of zero. As structured with the counterparty, these instruments have similar financial mechanics to prepaid put option contracts. Under the terms of the contracts, we can elect cash or physical settlement. All of the contracts expired during the first quarter of 2005 and were settled for cash.
(9)     Long-lived Assets

Property and Equipment
The details of property and equipment and the related accumulated depreciation are set forth below:

	December 31,

	2004	2003

	amounts in thousands
Cable distribution systems	$5,280,307	116,962
Support equipment, buildings and land	23,601	11,051

	5,303,908	128,013
Accumulated depreciation	(1,000,809)	(30,436)

Net property and equipment	$4,303,099	97,577

During the second quarter of 2004, UGC recorded an impairment of $16,111,000 on certain tangible fixed assets of its wholly owned subsidiary, Priority Telecom. The impairment assessment was triggered by

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
competitive factors in 2004 that led to a greater than expected price erosion and the inability to reach forecasted market share. Fair value of the tangible assets was estimated using a discounted cash flow analysis, along with other available market data. In the fourth quarter of 2004, UGC recorded an impairment of $10,955,000 related to certain tangible fixed assets in The Netherlands. In addition, during 2004 UGC recorded several minor impairments for long-lived assets which had no future service potential due to changes in management’s plans.
Depreciation expense related to our property and equipment was $894,789,000, $14,642,000 and $13,037,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Goodwill
Changes in the carrying amount of goodwill for 2004 were as follows:

			Release of
			pre-		Foreign
			acquisition		currency
	January 1,		valuation		translation	December 31,
	2004	Acquisitions	allowance	Impairments	adjustments	2004

	amounts in thousands
UGC Broadband — The Netherlands	$—	680,349	(6,374)	—	55,960	729,935
UGC Broadband — Austria	—	460,810	(2,893)	—	37,416	495,333
UGC Broadband — Other Europe	—	506,854	(34,133)	—	56,869	529,590
UGC Broadband — Chile (VTR)	—	191,785	(4,575)	—	11,876	199,086
J-COM	203,000	—	—	—	—	203,000
All other	322,576	211,590	(10,105)	(29,000)	15,274	510,335

Total LMI	$525,576	2,051,388	(58,080)	(29,000)	177,395	2,667,279

During 2004, we recorded a $26,000,000 impairment of certain enterprise level goodwill associated with Pramer and a $3,000,000 impairment of the enterprise level goodwill associated with one or our equity affiliates. The impairment assessment for Pramer was triggered by our determination that it was more-likely-than-not that we will sell Pramer.
Accordingly, the fair value used to assess the recoverability of the enterprise level goodwill associated with Pramer was based on the value that we would expect to receive upon any sale of Pramer.
During the year ended December 31, 2004, UGC reversed valuation allowances for deferred tax assets in various tax jurisdictions due to the realization or expected realization of tax benefits from these assets. The valuation allowances were originally recorded as part of the purchase accounting adjustments related to the UGC Founders Transaction and the UGC Europe exchange offer and merger and were therefore reversed against goodwill.
Prior to January 1, 2004, when we began consolidating UGC, all of our goodwill was enterprise level goodwill. During 2002 we recorded impairment charges aggregating $45,928,000 to reduce the carrying value of the enterprise level goodwill, including $39,000,000 related to our investment in Metrópolis (see note 6). There were no changes in our goodwill balances during 2003.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)

Intangible Assets Subject to Amortization, Net
The details of our amortizable intangible assets are set forth below:

	December 31,

	2004	2003

	amounts in thousands
Gross carrying amount
Customer relationships	$426,213	—
Other	31,420	6,083

	$457,633	6,083

Accumulated amortization
Customer relationships	$(71,311)	—
Other	(3,723)	(1,579)

	$(75,034)	(1,579)

Net carrying amount
Customer relationships	$354,902	—
Other	27,697	4,504

	$382,599	4,504

Amortization of intangible assets with finite useful lives was $66,099,000 and $472,000 in 2004 and 2003, respectively. Based on our current amortizable intangible assets, we expect that amortization expense will be as follows for the next five years and thereafter (amounts in thousands):

2005	$78,803
2006	73,235
2007	68,935
2008	65,601
2009	65,601
Thereafter	30,424

Total	$382,599

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
(10)     Debt
The components of debt were as follows:

	December 31,

	2004	2003

	amounts in thousands
UPC Broadband Bank Facility	$3,927,830	—
UGC Convertible Notes	681,850	—
Other UGC debt	269,269	—
Other subsidiary debt and capital lease obligations	139,838	54,126

Total debt	5,018,787	54,126
Current maturities	(36,827)	(12,426)

Total long-term debt	$4,981,960	41,700

UPC Broadband Bank Facility
The UPC Broadband Bank Facility is the senior secured credit facility of UPC Broadband Holding B.V. (UPC Broadband), formerly known as UPC Distribution Holding B.V., an indirect wholly owned subsidiary of UPC. The UPC Broadband Bank Facility, originally executed in October 2000, is secured by the assets of UPC Broadband’s majority-owned operating companies, and is senior to other long-term debt obligations of UPC.
The indenture governing the UPC Broadband Bank Facility contains covenants that limit among other things, UPC Broadband’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of any assets unless in the ordinary course of business, enter or guarantee a loan and enter into a hedging arrangement. The indenture also restricts UPC Broadband from transferring funds to its parent company (and indirectly to UGC) through loans, advances or dividends. If a change of control exists with respect to UGC’s ownership of UGC Europe, UGC Europe’s ownership of UPC Broadband or UPC Broadband’s ownership of its respective subsidiaries, the facility agent may cancel each Facility and demand full payment. The covenants also provide for the following ratios (which vary depending on the period used for the calculation): (i) senior debt to annualized earnings before interest taxes and depreciation, as defined in the indenture for the UPC Broadband Bank Facility, (EBITDA) ranging from 4.00:1 to 7.75:1 (ii) EBITDA to total cash ranging from 2.00:1 to 3.00:1 (iii) EBITDA to senior debt service ranging from 0.65:1 to 2.25:1 (iv) EBITDA to senior interest ranging from 2.10:1 to 3.40:1; and (v) total debt to annualized EBITDA ranging from 5.75:1 to 7.50:1.
In January 2004, the UPC Broadband Bank Facility was amended to permit indebtedness under a new tranche (Facility D). Facility D had substantially the same terms as the then existing facilities, and consisted of five different tranches totaling €1.072 billion ($1.462 billion). The proceeds of Facility D were limited in use to fund the scheduled payments of Facility B between December 2004 and December 2006.
In June 2004, UPC Broadband amended the UPC Broadband Bank Facility to add a new Facility E term loan to replace the undrawn Facility D term loan. Proceeds from Facility E totaled €1.022 billion ($1.394 billion), which, in conjunction with cash contributed indirectly by us, was used to: (i) repay some of the indebtedness borrowed under the other Facilities; (ii) redeem the UPC Polska senior notes due 2007; and (iii) provide funding for the Noos Acquisition.
In December 2004, the UPC Broadband Bank Facility was amended to add a new Facility F term loan that: (i) increased the average debt maturity under the UPC Broadband Bank Facility; (ii) increased the available

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
liquidity under the Facility; and (iii) reduced the average interest margin under the Facility. The amendment consisted of a $525,000,000 tranche and a €140,000,000 ($190,918,000) tranche, totaling €535,019,000 ($729,605,000) in gross borrowings. The proceeds from these borrowings were applied to: (i) repay €245,000,000 ($334,106,000) under Facility A (representing all then outstanding amounts); (ii) prepay €101,224,000 ($138,039,000) of Facility B that were scheduled to mature in June 2006; (iii) prepay €177,013,000 ($241,393,000) of Facility C; and (iv) pay transaction fees of €11,782,000 ($16,067,000).
The following table provides detail of the UPC Broadband Bank Facility:

		December 31, 2004		December 31, 2003

Facility	Currency	Euros	US dollars	Euros	US dollars	Interest rate(3)

		amounts in thousands
A(1)(2)	Euro	€ —	$—	€ 230,000	$289,946	EURIBOR + 2.25% — 4.0%
B(1)	Euro	1,160,026	1,581,927	2,333,250	2,941,380	EURIBOR + 2.25% — 4.0%
C1	Euro	44,338	60,464	95,000	119,760	EURIBOR + 5.5%
C2	USD	—	176,020	—	347,500	LIBOR + 5.5%
E	Euro	1,021,853	1,393,501	—	—	EURIBOR + 3.0%
F1(1)	Euro	140,000	190,918	—	—	EURIBOR + 3.25% — 4.0%
F2(1)	USD	—	525,000	—	—	LIBOR + 3.00% — 3.5%

Total		€2,366,217	$3,927,830	€2,658,250	$3,698,586

(1)	The interest rate margin is variable based on certain leverage ratios.

(2)	Facility A is a revolving credit facility that has availability of €666,750,000 ($909,247,000) as of December 31, 2004, which can be used to finance additional permitted acquisitions and/or to refinance indebtedness, subject to covenant compliance. Facility A provides for an annual commitment fee of 0.5% for the unused portion of this facility.

(3)	As of December 31, 2004, six month EURIBOR and LIBOR rates were approximately 2.2% and 2.8%, respectively. The weighted-average interest rate on all Facilities in 2004 was approximately 6.0%.
On March 8, 2005, the UPC Broadband Bank Facility was further amended to permit indebtedness under: (i) Facility G, a new €1.0 billion term loan facility maturing in full on April 1, 2010; (ii) Facility H, a new €1.5 billion ($2.05 billion) term loan facility maturing in full on September 1, 2012, of which $1.25 billion was denominated in U.S. dollars and then swapped into euros through a 7.5 year cross-currency swap; and (iii) Facility I, a new €500 million ($682 million) revolving credit facility maturing in full on April 1, 2010. In connection with this amendment, €167 million ($228 million) of Facility A, the existing revolving credit facility, was cancelled, reducing Facility A to a maximum amount of €500 million ($682 million). The proceeds from Facilities G and H were used primarily to prepay all amounts outstanding under existing term loan Facilities B, C and E, to fund certain acquisitions and pay transaction fees. The aggregate availability of €1.0 billion ($1.36 billion) under Facilities A and I can be used to fund acquisitions and for general corporate purposes. As a result of this amendment, the weighted average maturity of the UPC Broadband Bank Facility

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
was extended from approximately 4 years to approximately 6 years, with no amortization payments required until 2010, and the weighted average interest margin on the UPC Broadband Bank Facility was reduced by approximately 0.25% per annum. The amendment also provided for additional flexibility on certain covenants and the funding of acquisitions.

UGC Convertible Notes
On April 6, 2004, UGC completed the offering and sale of €500 million ($604,595,000 based on the April 6, 2004 exchange rate) 1 3/4% euro-denominated convertible senior notes (the UGC Convertible Notes) due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior unsubordinated and unsecured indebtedness and ranks senior in right to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The indenture governing the UGC Convertible Notes (the Indenture) does not contain any financial or operating covenants. The UGC Convertible Notes may be redeemed at UGC’s option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the Indenture) has occurred, each holder of the UGC Convertible Notes may require UGC to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest. The UGC Convertible Notes are convertible into 51,250,000 shares of UGC Class A common stock at an initial conversion price of €9.7561 per share, which was equivalent to a conversion price of $12.00 per share and a conversion rate of 102.5 shares per €1,000 principal amount of the UGC Convertible Notes on the date of issue. Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (i) the price of UGC Class A common stock issuable upon conversion of a UGC Convertible Note reaches a specified threshold, (ii) UGC has called the UGC Convertible Notes for redemption, (iii) the trading price for the UGC Convertible Notes falls below a specified threshold or (iv) UGC makes certain distributions to holders of UGC Class A common stock or specified corporate transactions occur.

Other UGC Debt
VTR Bank Facility. On December 17, 2004, VTR completed the refinancing of its existing bank facility with a new Chilean peso-denominated six-year amortizing term senior secured credit facility (the VTR Bank Facility at December 17, 2004). The facility consists of two tranches — a 54.7675 billion Chilean peso ($95 million at December 17, 2004) committed Tranche A and an uncommitted Tranche B. At December 31, 2004, the U.S. dollar equivalent of the amount outstanding under Tranche A of the VTR Bank Facility was $97,941,000. The VTR Bank Facility bears interest at variable rates (5.19% at December 31, 2004) that are subject to reduction depending on VTR’s solvency rating and debt to EBITDA ratio. The VTR Bank Facility is secured by VTR’s assets and the assets and capital stock of its subsidiaries, is senior to the subordinated debt owed to UGC and ranks pari passu to future senior indebtedness of VTR. The VTR Bank Facility credit agreement contains customary financial covenants and allows for the distribution by VTR of certain restricted payments, such as dividends to its shareholders, as long as no default exists under the facility and VTR maintains certain minimum levels of cash. VTR is in compliance with its loan covenants.
InvestCos Notes (Telenet). At December 31, 2004, UGC’s debt included $87,821,000 related to mandatorily redeemable securities of the InvestCos, the consolidated subsidiaries of UGC that own a direct investment in

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
Telenet. These securities are subject to mandatory redemption on March 30, 2050. Upon an initial public offering of Telenet or the occurrence of certain other events, these securities will become immediately redeemable. Given the mandatory redemption feature, UGC has classified these securities as debt and has recorded these securities at their estimated fair value at December 31, 2004 in conjunction with the preliminary purchase price allocation for the acquisition of Belgium Cable Investors and its indirect interest in Telenet. See note 6. Once the purchase price allocation is finalized, subsequent changes in fair value will be reported in earnings.
UPC Polska Notes. UPC Polska, Inc. (UPC Polska) is an indirect subsidiary of UGC. On February 18, 2004, in connection with the consummation of UPC Polska’s plan of reorganization and emergence from its U.S. bankruptcy proceeding, third-party holders of UPC Polska Notes and other claimholders received a total of $87,361,000 in cash, $101,701,000 in new 9% UPC Polska Notes due 2007 and approximately 2,011,813 shares of UGC Class A common stock in exchange for the cancellation of their claims. UGC recognized a gain of $31,916,000 from the extinguishment of the UPC Polska Notes and other liabilities subject to compromise, equal to the excess of their respective carrying amounts over the fair value of consideration given. During 2004, UPC Polska incurred costs associated with its reorganization aggregating $5,951,000. Such costs are included in other income (expense), net in the accompanying consolidated statement of operations. As noted above, UGC redeemed the new 9% UPC Polska Notes due 2007 for a cash payment of $101,701,000 during the third quarter of 2004.

Other Subsidiary Debt
Liberty Cablevision Puerto Rico. On December 23, 2004, Liberty Cablevision Puerto Rico completed the refinancing of its existing bank facility with a new $140 million facility consisting of a $125 million six-year term loan facility and a $15 million six-year revolving credit facility (the Liberty Cablevision Puerto Rico Facility). In connection with the closing of the Liberty Cablevision Puerto Rico Facility, (i) Liberty Cablevision Puerto Rico made a $63,500,000 cash distribution to our company and (ii) the $50,542,000 cash collateral for Liberty Cablevision Puerto Rico’s previous bank facility was released to our company. At December 31, 2004, the aggregate amount outstanding under this facility was $127,500,000. The Liberty Cablevision Puerto Rico Facility bears interest at LIBOR plus a 2.25% margin (5.0% at December 31, 2004). The LIBOR margin is subject to reduction depending on Liberty Cablevision Puerto Rico’s debt to EBITDA ratio, as defined by the Liberty Cablevision Puerto Rico Facility. The Liberty Cablevision Puerto Rico Facility is secured by a pledge of the capital stock of Liberty Cablevision Puerto Rico and by Liberty Cablevision Puerto Rico’s assets, including the capital stock of its subsidiaries. The Liberty Cablevision Puerto Rico Facility contains customary financial covenants.
Pramer. At December 31, 2004, Pramer’s U.S. dollar denominated bank borrowings aggregated $12,338,000. During 2002, following the devaluation of the Argentine peso, Pramer failed to make certain required payments due under its bank credit facility, resulting in a technical default. However, the bank lenders did not provide notice of default or request acceleration of the payments due under the facility. On December 29, 2004, Pramer and the banks signed definitive documents for the refinancing of this credit facility (the New Pramer Facility) and the closing occurred on January 28, 2005. At closing, Pramer made an approximate $1.8 million payment to the banks. The remaining outstanding principal of $10.5 million amortizes over the next 4 years. The New Pramer Facility is denominated in U.S. dollars and bears interest at LIBOR plus a 3.5% margin during 2005 (6.1% at January 28, 2005). The LIBOR margin is subject to annual increases of 0.5% per year. The New Pramer Facility credit agreement contains customary financial covenants.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)

General
Our debt maturities for the next five years and thereafter are as follows (amounts in thousands):

2005	$36,827
2006	571,464
2007	745,004
2008	588,484
2009	1,533,182
Thereafter	1,543,826

Total Debt	$5,018,787

We believe that the fair value and the carrying value of our debt were approximately equal at December 31, 2004.
(11)     Income Taxes
Prior to the Spin Off Date, LMC International and its 80%-or-more-owned domestic subsidiaries (the LMC International Tax Group) are included in the consolidated federal and state income tax returns of Liberty. LMC International’s income taxes included those items in the consolidated income tax calculation applicable to the LMC International Tax Group (intercompany tax allocation) and any taxes on income of LMC International’s consolidated foreign or domestic subsidiaries that are excluded from the consolidated federal and state income tax returns of Liberty. The intercompany tax amounts owed to Liberty as a result of these allocations were contributed to our equity in connection with the spin off.
In connection with the spin off, LMI (together with its 80%-or-more-owned domestic subsidiaries, the LMI Tax Group), (i) became a separate tax paying entity, and (ii) entered into a Tax Sharing Agreement with Liberty. Under the Tax Sharing Agreement, Liberty is responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes the LMI Tax Group, on the one hand, and Liberty or one of its subsidiaries on the other hand, subject to certain limited exceptions. We are responsible for all other taxes that are attributable to the LMI Tax Group, whether accruing before, on or after the spin off. The Tax Sharing Agreement requires that we will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the spin off from qualifying as a tax-free transaction. Moreover, we will indemnify Liberty for any loss resulting from such action or failure to act, if such action or failure to act precludes the spin off from qualifying as a tax-free transaction.
As a result of the LMI Tax Group becoming a separate tax paying entity in connection with the spin off, we re-evaluated the estimated blended state tax rate used to compute certain of our deferred tax balances, and concluded that our estimate of this blended state tax rate should be reduced. As a result, we recorded a $22,938,000 deferred tax benefit during the third quarter of 2004 to reflect the impact of the reduced rate on our net deferred tax liabilities.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
Income tax benefit (expense) consists of:

	Current	Deferred	Total

	amounts in thousands
Year ended December 31, 2004:
Federal	$(51,851)	75,974	24,123
State and local	(4,554)	13,694	9,140
Foreign	(10,295)	(5,519)	(15,814)

	$(66,700)	84,149	17,449

Year ended December 31, 2003:
Federal	$14,774	(28,630)	(13,856)
State and local	—	(5,589)	(5,589)
Foreign	(471)	(8,059)	(8,530)

	$14,303	(42,278)	(27,975)

Year ended December 31, 2002:
Federal	$(3,988)	140,533	136,545
State and local	—	26,527	26,527
Foreign	503	2,546	3,049

	$(3,485)	169,606	166,121

Income tax benefit (expense) attributable to our company’s pre-tax loss or earnings differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Year ended December 31,

	2004	2003	2002

	amounts in thousands
Computed “expected” tax benefit (expense)	$80,110	(17,111)	173,593
State and local income taxes, net of federal income taxes	(774)	(4,315)	15,472
Foreign taxes	(308)	(7,922)	1,841
Enacted tax law changes, case law and rate changes	(149,294)	—	—
Gain on extinguishment of debt	107,863	—	—
Losses on sale of investments, affiliates and other assets	78,693	—	—
Non-deductible interest and other expenses	(68,497)	—	(16,153)
Non-deductible or taxable foreign currency exchange results	(36,575)
Income recognized for tax purposes, but not for financial reporting purposes	(25,820)	—	(2,679)
Change in valuation allowance	(22,131)	—	—
Change in estimated blended state tax rate	22,938	—	—
Non-taxable investment income	20,481	—	—
International rate differences	6,511	—	—
Other, net	4,252	1,373	(5,953)

	$17,449	(27,975)	166,121

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
The current and non-current components of our deferred tax assets (liabilities) are as follows:

	December 31,

	2004	2003

	amounts in thousands
Current deferred tax assets	$38,355	9,697
Non-current deferred tax assets	77,313	583,945
Non-current deferred tax liabilities	(458,138)	(135,811)

Deferred tax assets (liabilities), net	$(342,470)	457,831

Our deferred income tax valuation allowance increased $2,281,253,000 in 2004, including a $22,131,000 charge to tax expense, with the remaining net increase resulting from the January 1, 2004 consolidation of UGC, acquisitions, foreign currency translation adjustments and other items. Approximately $546 million of the valuation allowance recorded as of December 31, 2004 was attributable to deferred tax assets for which any subsequently recognized tax benefits will be allocated to reduce goodwill related to various business combinations.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	December 31,

	2004	2003

	amounts in thousands
Deferred tax assets:
Investments	$66,862	499,214
Net operating loss carryforwards	1,770,957	7,263
Property and equipment, net	556,507	—
Intangible assets, net	44,303	—
Deferred compensation and severance	41,686	7,315
Other future deductible amounts	100,596	8,508

Deferred tax assets	2,580,911	522,300
Valuation allowance	(2,281,253)	—

Deferred tax assets, net of valuation allowance	299,658	522,300

Deferred tax liabilities:
Investments	(344,871)	—
Property and equipment	(53,124)	(14,749)
Intangible assets	(127,712)	(19,038)
Unrealized gains on investments	(25,287)	—
Other future taxable amounts	(91,134)	(30,682)

Deferred tax liabilities	(642,128)	(64,469)

Net deferred tax asset (liability)	$(342,470)	457,831

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
The significant components of our tax loss carryforwards and related tax assets are as follows (amounts in thousands):

	Tax loss	Related tax	Expiration
Country	carryforward	asset	date

France	$2,425,612	835,138	Indefinite
The Netherlands	1,910,476	574,542	Indefinite
Ireland	293,686	36,711	Indefinite
Austria	249,025	62,257	Indefinite
Luxembourg	243,936	74,108	Indefinite
Chile	241,232	41,009	Indefinite
Norway	117,856	33,000	2007-2012
Poland	69,901	13,281	2005-2008
United States	23,193	8,118	2021-2024
Other	401,906	92,793	Various

Total	$5,976,823	1,770,957

Our tax loss carryforwards in The Netherlands are associated with various different tax groups, which are limited in their ability to offset taxable income of other Dutch tax groups. We intend to indefinitely reinvest earnings from certain foreign operations except to the extent the earnings are subject to current U.S. income taxes. Accordingly, U.S. and non-U.S. income and withholding taxes for which a deferred tax might otherwise be required have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries are estimated to be approximately $2.7 billion at December 31, 2004. The determination of the additional U.S. and non-U.S. income and withholding tax that would arise upon a reversal of the temporary differences is subject to offset by available foreign tax credits, subject to certain limitations, and it is impractical to estimate the amount of income and withholding tax that might be payable.
Because we do business in foreign countries and have a controlling interest in most of our subsidiaries, such subsidiaries are considered to be “controlled foreign corporations” (“CFC”) under U.S. tax law. In general, our pro rata share of certain income earned by these subsidiaries that are CFCs during a taxable year when such subsidiaries have positive current or accumulated earnings and profits will be included in our income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to us. The income, often referred to as “Subpart F income,” generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain exchange gains in excess of exchange losses, and certain related party sales and services income.
In addition, a U.S. corporation that is a shareholder in a CFC may be required to include in its income its pro rata share of the CFC’s increase in the average adjusted tax basis of any investment in U.S. property held by a wholly or majority owned CFC to the extent that the CFC has positive current or accumulated earnings and profits. This is the case even though the U.S. corporation may not have received any actual cash distributions from the CFC. Although we intend to take reasonable tax planning measures to limit our tax exposure, there can be no assurance we will be able to do so.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
In general, a U.S. corporation may claim a foreign tax credit against its U.S. federal income tax expense for foreign income taxes paid or accrued. A U.S. corporation may also claim a credit for foreign income taxes paid or accrued on the earnings of a foreign corporation paid to the U.S. corporation as a dividend.
Our ability to claim a foreign tax credit for dividends received from our foreign subsidiaries or foreign taxes paid or accrued is subject to various significant limitations under U.S. tax laws including a limited carry back and carry forward period. Some of our operating companies are located in countries with which the United States does not have income tax treaties. Because we lack treaty protection in these countries, we may be subject to high rates of withholding taxes on distributions and other payments from these operating companies and may be subject to double taxation on our income. Limitations on the ability to claim a foreign tax credit, lack of treaty protection in some countries, and the inability to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective U.S. federal tax rate on our earnings. Since substantially all of our revenue is generated abroad, including in jurisdictions that do not have tax treaties with the U.S., these risks are proportionately greater for us than for companies that generate most of their revenue in the U.S. or in jurisdictions that have these treaties.
We, through our subsidiaries, maintain a presence in many foreign countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the United States. We have accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax our and our subsidiaries’ current and future operations.
(12)     Stockholders’ Equity

Capitalization
Our authorized capital stock consists of (i) 1,050,000,000 shares of common stock, par value $.01 per share, of which 500,000,000 shares are designated LMI Series A Common Stock 50,000,000 shares are designated LMI Series B Common Stock and 500,000,000 shares are designated LMI Series C Common Stock and (ii) 50,000,000 shares of LMI preferred stock, par value $.01 per share. LMI’s restated certificate of incorporation authorizes the board of directors to authorize the issuance of one or more series of preferred stock.
Under LMI’s restated certificate of incorporation, holders of LMI Series A common stock are entitled to one vote for each share of such stock held, and holders of LMI Series B common stock are entitled to ten votes for each share of such stock held, on all matters submitted to a vote of LMI stockholders at any annual or special meeting. Holders of LMI Series C common stock are not entitled to any voting powers, except as required by Delaware law (in which case holders of LMI Series C common stock are entitled to 1/100th of a vote per share).
Each share of LMI Series A common stock is convertible into one share of LMI Series B common stock. At December 31, 2004, there were 1,701,538 shares of LMI Series A common stock and 3,066,716 shares of LMI Series B common stock reserved for issuance pursuant to outstanding stock options. In addition to these amounts, one share of LMI Series A common stock is reserved for issuance for each share of LMI Series B common stock that is either issued (7,264,300 shares) or subject to future issuance pursuant to outstanding stock options (3,066,716 shares).

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
Subject to any preferential rights of any outstanding series of our preferred stock, the holder of LMI Series A, LMI Series B and LMI Series C common stock will be entitled to such dividends as may be declared from time to time by our board from funds available therefor. Except with respect to certain share distributions, whenever a dividend is paid to the holder of one of our series of common stock, we shall also pay to the holders of the other series of our common stock an equal per share dividend. Pursuant to the Liberty Global merger agreement, neither we nor UGC may pay any cash dividends on our respective common stocks until the mergers contemplated thereby are completed or the merger agreement is terminated. Except for the foregoing, there are currently no restrictions on our ability to pay dividends in cash or stock.
In the event of our liquidation, dissolution and winding up, after payment or provision for payment of our debts and liabilities and subject to the prior payment in full of any preferential amounts to which our preferred stockholders may be entitled, the holders of LMI Series A, LMI Series B and LMI Series C common stock will share equally, on a share for share basis, in our assets remaining for distribution to the holders of LMI common stock.

Treasury Stock
On December 7, 2004, we purchased 3,000,000 shares of LMI Series A common stock from Comcast Corporation in a private transaction for a cash purchase price of $127,890,000.

Spin Off and LMI Rights Offering
For information concerning the spin off transaction and the subsequent LMI Rights Offering, see note 2.

Issuance of Shares by Subsidiaries
During 2004, we recorded an aggregate increase to additional paid-in capital of $11,126, 000 as a result of the dilution of our ownership interest in UGC.
In addition, UGC recorded a loss of approximately €9,679,000 ($11,776,000) associated with the dilution of its ownership interest in UPC Broadband France as a result of the Noos transaction. Our $6,102,000 share of this loss is reflected as a reduction of additional paid-in capital in our consolidated statement of stockholders’ equity.

Restricted Net Assets
At December 31, 2004, approximately $1.8 billion of our net assets represented net assets of certain of our subsidiaries that were not available to be transferred to our company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
(13)     Stock Incentive Awards

LMI

Stock Incentive Plans
As discussed in more detail in note 2, certain terms of the then outstanding LMI stock options were modified in connection with the LMI Rights Offering. All references herein to the number of outstanding LMI stock options and the related exercise prices reflect these modified terms.
As a result of the spin off and related adjustments to Liberty’s stock incentive awards, options to acquire an aggregate of 1,595,709 shares of LMI Series A common stock and 1,498,154 shares of LMI Series B common

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
stock were issued to our and Liberty’s employees at exercise prices of $33.92 and $37.88, respectively, pursuant to the LMI Transitional Stock Adjustment Plan (the Transitional Plan). Such options have remaining terms and vesting provisions equivalent to those of the respective Liberty stock incentive awards that were adjusted. At the spin off date, such options to purchase shares of LMI Series A common stock had a remaining weighted average term of 7.03 years and a remaining weighted average vesting period of 1.76 years. Options to purchase shares of LMI Series B common stock had a remaining weighted average term of 6.73 years and a remaining weighted average vesting period of 1.73 years.
Subsequent to the spin off, options to acquire an aggregate of 438,054 shares of LMI Series A common stock were issued to our employees pursuant to the Liberty Media International, Inc. 2004 Incentive Plan (LMI 2004 Incentive Plan) at a weighted average exercise price of $33.45 per share. In addition, 22,152 shares of LMI Series A common stock were issued to our non-employee directors pursuant to the Liberty Media International, Inc. 2004 Non-employee Director Incentive Plan (LMI 2004 Directors Incentive Plan) at a weighted average exercise price of $33.95 per share. The employee stock options will vest at the rate of 20% per year on each anniversary of the grant date. The non-employee director stock options will vest on the first anniversary of the grant date. All stock options granted in 2004 expire ten years after the grant date.
In 2004, LMI entered into an option agreement with John C. Malone, LMI’s Chairman of the Board, Chief Executive Officer and President, pursuant to which LMI granted to Mr. Malone, under the LMI 2004 Incentive Plan, options to acquire 1,568,562 shares of LMI Series B common stock at an exercise price per share of $36.75. The options are fully exercisable; however, Mr. Malone’s rights with respect to the options and any shares issued upon exercise will vest at the rate of 20% per year on each anniversary of the Spin Off Date, provided that Mr. Malone continues to have a qualifying relationship (whether as a director, officer, employee or consultant) with LMI or any successor to LMI. (Liberty Global would be the successor to LMI under the option agreement.) If Mr. Malone ceases to have such a qualifying relationship (subject to certain exceptions for his death or disability or termination without cause), his unvested options will be terminated and/or LMI will have the right to require Mr. Malone to sell to LMI, at the exercise price of the options, any shares of LMI Series B common stock previously acquired by Mr. Malone upon exercise of options which have not vested as of the date on which Mr. Malone ceases to have a qualifying relationship with LMI.
The LMI 2004 Incentive Plan is administered by the compensation committee of our board of directors. The compensation committee of our board has full power and authority to grant eligible persons the awards described below and determine the terms and conditions under which any awards are made. The incentive plan is designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. The compensation committee may grant non-qualified stock options, stock appreciation rights (SARs), restricted shares, stock units, cash awards, performance awards or any combination of the foregoing under the incentive plan (collectively, awards).
The maximum number of shares of LMI common stock with respect to which awards may be issued under the incentive plan is 20 million, subject to anti-dilution and other adjustment provisions of the LMI 2004 Incentive Plan. With limited exceptions, no person may be granted in any calendar year awards covering more than 2 million shares of our common stock. In addition, no person may receive payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company.
The LMI 2004 Directors Incentive Plan is designed to provide a method whereby non-employee directors may be awarded additional remuneration for the services they render on our board and committees of our board, and to encourage their investment in capital stock of our company. The LMI 2004 Directors Incentive Plan is

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
administered by our full board of directors. Our board has the full power and authority to grant eligible non-employee directors the awards described below and determine the terms and conditions under which any awards are made, and may delegate certain administrative duties to our employees.
Our board may grant non-qualified stock options, stock appreciation rights, restricted shares, stock units or any combination of the foregoing under the director plan (collectively, awards). Only non-employee members of our board of directors are eligible to receive awards under the LMI 2004 Directors Incentive Plan. The maximum number of shares of our common stock with respect to which awards may be issued under the director plan is 5 million, subject to anti-dilution and other adjustment provisions of the LMI 2004 Directors Incentive Plan. Shares of our common stock issuable pursuant to awards made under the LMI 2004 Directors Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company.
A summary of stock option activity in 2004 is as follows:

	LMI 2004		LMI 2004 Directors
	Incentive Plan		Incentive Plan		Transitional Plan		Total

		Weighted		Weighted		Weighted		Weighted
		average		average		average		average
		exercise		exercise		exercise		exercise
LMI Series A common stock:	Number	price	Number	price	Number	price	Number	price

Outstanding at January 1, 2004	—	NA	—	NA	—	NA	—	NA
Issued in connection with the spin-off and related adjustments to Liberty’s stock incentive awards	—	NA	—	NA	1,595,709	$33.92	1,595,709	$33.92
Granted	438,054	$33.45	22,152	$33.95	—	NA	460,206	$33.47
Canceled	—	NA	—	NA	(892)	$33.92	(892)	$33.92
Exercised	—	NA	—	NA	(353,485)	$33.92	(353,485)	$33.92

Outstanding at December 31, 2004	438,054	$33.45	22,152	$33.95	1,241,332	$33.92	1,701,538	$33.82

Exercisable at December 31, 2004	—	NA	—	NA	794,245	$33.92	794,245	$33.92

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)

	LMI 2004 Incentive Plan			Transitional Plan		Total

			Weighted		Weighted		Weighted
			average		average		average
			exercise		exercise		exercise
LMI Series B common stock:	Number		price	Number	price	Number	price

Outstanding at January 1, 2004	—		NA	—	NA	—	NA
Issued in connection with the spin-off and related adjustments to Liberty’s stock incentive awards	—		NA	1,498,154	$37.88	1,498,154	$37.88
Granted	1,568,562		$36.75	—	NA	1,568,562	$36.75
Canceled	—		NA	—	NA	—	NA
Exercised	—		NA	—	NA	—	NA

Outstanding at December 31, 2004	1,568,562		$36.75	1,498,154	$37.88	3,066,716	$37.30

Exercisable at December 31, 2004	1,568,562	(1)	$36.75	973,800	$37.88	2,542,362	$37.18

(1)	Amount represents Mr. Malone’s options that are fully exercisable, but not vested as of December 31, 2004. The options or shares issued upon exercise vest at the rate of 20% per year on each anniversary of the date on which the spin off was completed (which was June 7, 2004), provided that Mr. Malone meets certain conditions regarding his relationship with LMI. See discussion above.
The following table summarizes information about our stock options outstanding and exercisable at December 31, 2004:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted			Weighted
		remaining	average			average
		contractual life	exercise			exercise
Exercise price range	Number	(years)	price	Number		price

LMI Series A common stock

$33.41	453,206	9.47	$33.41	—		$33.41
$33.92	1,241,332	6.60	$33.92	794,245		$33.92
$37.42	7,000	9.86	$37.42	—		$37.42

	1,701,538	7.38	$33.82	794,245		$33.92

LMI Series B common stock

$36.75	1,568,562	9.47	$36.75	1,568,562	(1)	$36.75
$37.88	1,498,154	6.16	$37.88	973,800		$37.88

	3,066,716	7.86	$37.30	2,542,362		$37.18

(1)	Amount represents Mr. Malone’s options that are fully exercisable, but not vested as of December 31, 2004. The options or shares issued upon exercise vest at the rate of 20% per year on each anniversary of the date on which the spin off was completed (which was June 7, 2004), provided that Mr. Malone meets certain conditions regarding his relationship with LMI. See discussion above.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
The fair value of options granted pursuant to the LMI 2004 Incentive Plan and the LMI 2004 Directors Incentive Plan in 2004 has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

Risk-free interest rate	4.09%
Expected lives	6 years
Expected volatility	25%
Expected dividend yield	0%
Based on the above assumptions, the total fair value of options granted under the LMI 2004 Incentive Plan and the LMI 2004 Directors Incentive Plan during 2004 was $24,872,000. The weighted average fair value per share of LMI Series A and B options granted in 2004 was $11.39 and $12.51, respectively. All such options’ exercise prices were equal to their market prices at the date of grant, except for the exercise price for 1,568,562 LMI Series B options granted in June 2004. The exercise price for these options was equal to 110% of the market price of the LMI Series A common stock on June 22, 2004 ($39.10 before considering the impact of the LMI Rights Offering), the date that definitive terms were established for such options. The closing market price of the LMI Series B common stock on that date was $40.05 (before considering the impact of the LMI Rights Offering).

Junior Stock Plan
In April 2000, four individuals, including two of our executive officers and one of our directors, purchased a 20% common stock interest in Liberty Jupiter, Inc., which owned an approximate 5.4% interest in J-COM at December 31, 2004. The individuals paid a total purchase price of $800,000 for the 20% common stock interest. We, one of our subsidiaries and these individuals are parties to an amended and restated shareholders agreement under which the individuals can require us to purchase, after five years from the date of purchase, all or part of their common stock interest in exchange for LMI Series A common stock at its then-fair market value. The shareholders agreement also provides that, if an individual terminates his or her employment or consulting arrangement with us or with LMC within five years from the date of purchase, we have the right to purchase from that individual certain “non-vested” shares (currently equal to 25% of the common shares originally purchased by him or her) at the original purchase price plus 6% per year. In addition, we have the right at any time to purchase, in exchange for LMI Series A common stock, the common stock interests of the individuals at fair market value. Compensation charges (credits) with respect to the interests held by the aforementioned executive officers and directors were $6,318,000, $1,164,000 and $(113,000) in 2004, 2003 and 2002, respectively.

UGC

UGC Equity Incentive Plan
In August 2003 UGC’s board of directors (the UGC Board) adopted an equity incentive plan (the UGC Incentive Plan). UGC’s stockholders approved the UGC Incentive Plan, which was effective as of September 1, 2003 and will terminate on August 31, 2013. The UGC Incentive Plan permits the grant of stock options, restricted stock awards, SARs, stock bonuses, stock units, and other grants of stock (collectively, the UGC Awards) covering up to 59,000,000 shares, as amended, of UGC Class A or Class B common stock. The number of shares increases on January 1 of each calendar year (beginning with calendar year 2004) during the duration of the UGC Incentive Plan by 1% of the aggregate number of shares of UGC Class A and Class B common stock outstanding on December 31 of the immediately preceding calendar year. No more than 5,000,000 shares of UGC Class A and Class B common stock in the aggregate may be granted to a single

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
participant during any calendar year, and no more than 3,000,000 shares may be issued under the UGC Incentive Plan as UGC Class B common stock. Employees, consultants, and other non-employee directors of UGC and affiliated entities designated by the UGC Board may receive UGC Awards under the UGC Incentive Plan, provided, however, that incentive stock options may not be granted to consultants or non-employee directors.
The UGC Incentive Plan is generally administered by the compensation committee of the UGC Board, which has the discretion to determine the employees and consultants to whom the UGC Awards are granted, the number and type of shares subject to the UGC Awards, the exercise price of the UGC Awards (which may be at, below, or above the fair market value of UGC Class A or Class B common stock on the date of grant), the period over which the UGC Awards vest, the term of the UGC Awards, and certain other provisions relating to the UGC Awards. The compensation committee of the UGC Board may, under certain circumstances, delegate to officers of UGC the authority to grant UGC Awards to specified groups of employees and consultants. The UGC Board has the sole authority to grant UGC Awards under the UGC Incentive Plan to non-employee directors.
As a result of the dilution caused by UGC’s subscription rights offering in February 2004, the exercise or base prices of all awards outstanding pursuant to the UGC Incentive Plan were reduced by $0.87.
A summary of activity for the UGC Incentive Plan options, restricted stock and SARs for the year ended December 31, 2004 is as follows:

	Options(1)		Restricted stock(1)		SARs(1)

	Number of	Weighted	Number of	Weighted		Weighted
	stock	average	restricted	average	Number of	average
	options	exercise price	stock awards	stock price	SARs	base price

Outstanding at January 1	—	$—	—	$—	32,087,270	$3.82
Granted	4,780,000	$7.72	224,587	$8.24	5,062,138	$7.31
Canceled	(80,000)	$7.48	—	$—	(1,851,904)	$4.39
Exercised	—	$—	—	$—	(5,215,510)	$3.66

Outstanding at December 31	4,700,000	$7.72	224,587	$8.24	30,081,994	$4.43

Exercisable at December 31	—	$—	—	$—	1,972,906	$4.39

(1)	These UGC options and restricted stock awards vest over 5 years, with quarterly vesting beginning six months from date of grant. The UGC SARs that were outstanding at January 1, 2004 vest in 5 equal annual increments from the date of grant. The UGC SARs granted in 2004 vest over 5 years, with quarterly vesting beginning six months from the date of grant.
The following table summarizes information about UGC options and restricted stock granted under the UGC Incentive Plan during the year ended December 31, 2004:

	Options			Restricted stock

		Fair	Exercise		Fair	Exercise
Exercise/Stock price	Number	value	price	Number	value	price

Less than market price	—	$—	$—	—	$—	$—
Equal to market price	4,780,000	$6.19	$7.72	224,587	$8.24	$8.24
Greater than market price	—	$—	$—	—	$—	$—

Total	4,780,000	$6.19	$7.72	224,587	$8.24	$8.24

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
The weighted-average fair value and weighted-average base price of SARs granted under the UGC Incentive Plan in 2004 are as follows:

		Fair	Base
Base price	Number	value	price

Less than market price(1)	154,500	$4.57	$2.87
Equal to market price	154,500	$8.31	$4.57
Equal to market price	4,753,138	$6.02	$7.55
Greater than market price	—	$—	$—

Total	5,062,138	$6.17	$7.31

(1)	UGC originally granted these SARs below fair market value on date of grant; however, upon exercise the holder will only receive the difference between $2.87 and the lesser of $4.57 or the market price of UGC Class A common stock on the date of exercise.
The following summarizes information about UGC’s options, SARs and restricted stock outstanding and exercisable as of December 31, 2004:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
		contractual	exercise		exercise
Exercise price range	Number	life (years)	price	Number	price

$7.48	3,215,000	9.84	$7.48	—	$—
$8.24	1,485,000	9.90	$8.24	—	$—

Total	4,700,000	9.86	$7.72	—	$—

	SARs outstanding			SARs exercisable

		Weighted
		average
		remaining	Weighted		Weighted
		contractual	average		average
Base price range	Number	life (years)	base price	Number	base price

$2.87	11,523,022	8.49	$2.87	507,378	$2.87
$4.57	12,084,784	8.37	$4.57	1,069,140	$4.57
$5.26-$6.33	1,981,050	8.86	$5.38	268,250	$5.26
$7.10-$8.24	4,493,138	9.83	$7.63	128,138	$7.10

Total	30,081,994	8.67	$4.43	1,972,906	$4.39

Restricted stock outstanding

Weighted
		average	Weighted
		remaining	average
		contractual	stock
Base price range	Number	life (years)	price

$8.24	224,587	4.95	$8.24

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
A total of 11,523,022 SARs outstanding as of December 31, 2004 represent capped SARs, where the holder will only receive the difference between $2.87 and the lesser of $4.57 or the market price of UGC Class A common stock on the date of exercise.
Fair Value of Grants in 2004. The fair value of options granted pursuant to the UGC Incentive Plan in 2004 has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

Risk-free interest rate	3.61%
Expected lives	6 years
Expected volatility	100%
Expected dividend yield	0%
Based on the above assumptions, the total fair value of options granted under the UGC Incentive Plan was $29,580,000 in 2004.

UGC Stock Option Plans
During 1993, Old UGC adopted a stock option plan for certain of its employees, which was assumed by UGC on January 30, 2002 (the UGC Employee Plan). The UGC Employee Plan provided for the grant of options to purchase up to 39,200,000 shares of UGC Class A common stock, of which options for up to 3,000,000 shares of UGC Class B common stock were available to be granted in lieu of options for shares of UGC Class A common stock. The UGC Committee had the discretion to determine the employees and consultants to whom options were granted, the number of shares subject to the options, the exercise price of the options, the period over which the options became exercisable, the term of the options (including the period after termination of employment during which an option was to be exercised) and certain other provisions relating to the options. The maximum number of shares subject to options that were allowed to be granted to any one participant under the UGC Employee Plan during any calendar year was 5,000,000 shares. The maximum term of options granted under the UGC Employee Plan was ten years. Options granted were either incentive stock options under the Internal Revenue Code of 1986, as amended, or non-qualified stock options. The UGC Employee Plan expired June 1, 2003. Options outstanding prior to the expiration date continue to be recognized, but no new grants of options will be made. All options outstanding on January 5, 2004 pursuant to the UGC Employee Plan became fully vested as a result of the change of control due to the UGC Founders Transaction. As of December 31, 2004, 9,881,029 and 3,000,000 shares of UGC Class A common stock and UGC Class B common stock, respectively, were outstanding and exercisable pursuant to the UGC Employee Plan.
Old UGC adopted a stock option plan for non-employee directors effective June 1, 1993, which was assumed by UGC on January 30, 2002 (the UGC 1993 Director Plan). The UGC 1993 Director Plan provided for the grant of an option to acquire 20,000 shares of UGC Class A common stock to each member of the UGC Board of Directors who was not also an employee of UGC (a UGC non-employee director) on June 1, 1993, and to each person who is newly elected to the UGC Board of Directors as a non-employee director after June 1, 1993, on the date of their election. To allow for additional option grants to non-employee directors, Old UGC adopted a second stock option plan for non-employee directors effective March 20, 1998, which was assumed by UGC on January 30, 2002 (the UGC 1998 Director Plan, and together with the UGC 1993 Director Plan, the UGC Director Plans). Options under the UGC 1998 Director Plan were granted at the discretion of UGC’s Board of Directors. The maximum term of options granted under the UGC Director Plans was ten years. Effective March 14, 2003, the UGC Board of Directors terminated the UGC 1993

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
Director Plan. Options outstanding prior to the date of termination shall continue to be recognized, but no new grants of options will be made.
A summary of stock option activity for the UGC Employee Plan and the UGC Director Plans in 2004 is as follows:

	UGC Employee Plan		UGC Director Plans

		Weighted		Weighted
		average		average
		exercise		exercise
	Number	price	Number	price

Outstanding at January 1	13,745,692	$7.49	920,000	$10.66
Granted	—	$—	200,000	$5.94
Canceled	(247,586)	$14.63	(130,000)	$47.75
Exercised	(617,077)	$4.94	(260,000)	$3.94

Outstanding at December 31	12,881,029	$7.52	730,000	$5.11

Exercisable at December 31	12,881,029	$7.52	492,498	$5.01

The combined weighted-average fair value and weighted-average exercise price of options granted under the UGC Employee Plan and the UGC Director Plans in 2004 are as follows:

Exercise price	Number	Fair value	Exercise price

Less than market price	200,000	$7.22	$5.94
Equal to market price	—	$—	$—
Greater than market price	—	$—	$—

Total	200,000	$7.22	$5.94

The following table summarizes information about the UGC Employee Plan and the UGC Director Plans stock options outstanding and exercisable as of December 31, 2004:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
		contractual	exercise		exercise
Exercise price range	Number	life (years)	price	Number	price

$3.29-$3.88	258,282	4.68	$3.44	258,282	$3.44
$4.13	10,426,709	6.71	$4.13	10,266,291	$4.13
$4.25-$67.51	2,914,038	4.41	$19.08	2,836,954	$19.39
$85.63	12,000	5.23	$85.63	12,000	$85.63

Total	13,611,029	6.17	$7.39	13,373,527	$7.43

UPC Stock Option Plan. UPC adopted a stock option plan on June 13, 1996, as amended (the UPC Plan), for certain of its employees and those of its subsidiaries. As a result of UPC’s reorganization under Chapter 11 of the U.S. Bankruptcy Code, the UPC Plan was cancelled.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
(14)     Related Party Transactions
During the 2004 period prior to the spin off, a subsidiary of our company borrowed $116,666,000 from Liberty pursuant to certain notes payable. Interest expense accrued on the amounts borrowed pursuant to such notes payable was $1,534,000 in 2004. In connection with the spin off, Liberty also entered into a Short-Term Credit Facility with our company. Pursuant to the Short-Term Credit Facility, Liberty had agreed to make loans to us from time to time up to an aggregate principal amount of $383,334,000. Amounts borrowed under the Short-Term Credit Facility and the notes payable accrued interest at 6% per annum, compounded semi-annually, and were due and payable no later than March 31, 2005. During 2004, all amounts due to Liberty under the notes payable were repaid with proceeds from the LMI Rights Offering and the Short-Term Credit Facility was terminated.
For periods prior to the spin off, corporate expenses were allocated from Liberty to us based upon the cost of general and administrative services provided. We believe such allocations were reasonable and materially approximate the amount that we would have incurred on a stand-alone basis. Amounts allocated to us prior to the spin off pursuant to these arrangements aggregated $10,833,000, $10,873,000 and $10,794,000 in 2004, 2003 and 2002, respectively. The 2004 amount includes costs associated with the spin off aggregating $2,952,000. Pursuant to the Reorganization Agreement, we and Liberty each agreed to pay 50% of such spin off costs. Excluding our share of such spin off costs, the intercompany amounts owed to Liberty as a result of these allocations were contributed to our equity in connection with the spin off. The amounts allocated by Liberty are included in SG&A expenses in the accompanying consolidated statements of operations.
In connection with the spin off, we and Liberty entered into a Facilities and Services Agreement that sets forth the terms that apply to services and other benefits provided by Liberty to us following the spin off. Pursuant to the Facilities and Services Agreement, Liberty provides us with office space and certain general and administrative services including legal, tax, accounting, treasury, engineering and investor relations support. We reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for our allocable portion of facilities costs and costs associated with any shared services or personnel. Amounts charged to us pursuant to this agreement aggregated $1,324,000 for the period from the Spin Off Date through December 31, 2004 and are included in SG&A expenses in the accompanying consolidated statements of operations.
Prior to the spin off, Liberty transferred to our company a 25% ownership interest in two of Liberty’s aircraft. In connection with the transfer, we and Liberty entered into certain agreements pursuant to which, among other things, we and Liberty share the costs of Liberty’s flight department and the costs of maintaining and operating the jointly owned aircraft. Costs are allocated based upon either our actual usage or our ownership interest, depending on the type of costs. Amounts charged to us pursuant to these agreements aggregated $230,000 for the period from the Spin Off Date through December 31, 2004 and are included in SG&A expenses in the accompanying consolidated statements of operations.
Other agreements between our company and Liberty that were entered into in connection with the spin off our described in note 2 (the Reorganization Agreement) and note 11 (the Tax Sharing Agreement).
At December 31, 2004, John C. Malone beneficially owned shares of Liberty common stock representing approximately 29.7% of Liberty’s voting power and beneficially owned shares of LMI common stock which may represent up to approximately 33.2% of the voting power in our company, assuming the exercise in full of certain options to acquire shares of LMI Series B common stock granted to Mr. Malone at the time of the spin off. In addition, six of our eight directors are also directors of Liberty. By virtue of Mr. Malone’s voting power in Liberty and our company, as well as his position as Chairman of the Board of Liberty and positions as

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
Chairman of the Board, President and Chief Executive Officer of our company, and the aforementioned common directors, Liberty may be deemed an affiliate of our company.
Certain key employees of our company hold stock options and options with tandem SARs with respect to certain common stock of Liberty. For additional information, see note 3.
In the normal course of business, Pramer provides programming and uplink services to equity method affiliates of LMI. Total revenue for such services from the LMI affiliates aggregated $195,000, $862,000 and $569,000 in 2004, 2003 and 2002, respectively.
In the normal course of business, Liberty Cablevision Puerto Rico purchases programming services from subsidiaries of Liberty. In 2004, 2003 and 2002, the charges for such services aggregated $2,053,000, $1,867,000 and $632,000, respectively.
In 2004, 2003 and 2002, we recognized income from guarantee fees charged to J-COM aggregating $641,000, $244,000 and $3,420,000, respectively. See note 19.
During 2004, 2003 and 2002, we recognized interest income from equity method affiliates (including J-COM in all periods and UGC in 2003 and 2002) and other related parties aggregating $11,166,000, $18,180,000 and $17,864,000, respectively. See note 6.
UGC’s 2004 related party revenue was $7,982,000, which consisted primarily of management, advisory and license fees, call center charges and uplink services. UGC’s 2004 related party operating expenses were $15,325,000, which consisted primarily of programming costs and interconnect fees.
In addition, in 2002 we recognized $1,891,000 of aggregate interest expense on indebtedness owed to UGC and its subsidiaries.
(15)     Transactions with Officers and Directors

VLG Acquisition Corp.
Prior to March 2, 2005, Liberty owned a 78.2% economic and non-voting interest in VLG Argentina LLC (VLG Argentina), an entity that owns a 50% interest in Cablevisión. VLG Acquisition Corp. (VLG Acquisition), an entity in which neither Liberty nor our company has any ownership interests, owned the remaining 21.8% economic interest and all of the voting power in VLG Argentina LLC. An executive officer and an officer of our company were shareholders of VLG Acquisition. Prior to joining our company, they sold their equity interests in VLG Acquisition to the remaining shareholder, but each retained a contractual right to 33% of any proceeds in excess of $100,000 from the sale of VLG Acquisition Corp.’s interest in VLG Argentina, or from distributions to VLG Acquisition Corp. by VLG Argentina in connection with a sale of VLG Argentina’s interest in Cablevisión. Although we have no direct or indirect equity interest in Cablevisión, we had the right and obligation pursuant to Cablevisión’s debt restructuring agreement to contribute $27,500,000 to Cablevisión in exchange for newly issued Cablevisión shares representing approximately 40.0% of Cablevisión’s fully diluted equity (the Subscription Right).
On November 2, 2004, Liberty, VLG Acquisition, VLG Argentina, a subsidiary of our company and the then sole shareholder of VLG Acquisition entered into an agreement with a third party to transfer all of the equity in VLG Argentina and all of our rights and obligations with respect to the Subscription Right to the third party for aggregate consideration of $65 million. This agreement provided that $40,527,000 of such proceeds would be allocated to our company for the Subscription Right. We received 50% of such proceeds as a down payment in November 2004 and we received the remainder in March 2005. We will recognize a gain of $40,527,000 during the first quarter of 2005 in connection with the closing of this transaction.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
As a result of the foregoing transactions, the executive officer and officer of our company who retained the above-described contractual rights with respect to VLG Acquisition received aggregate cash distributions of $7.3 million in respect of such rights during the fourth quarter of 2004 and the first quarter of 2005.
(16)     Reorganization of Old UGC
Old UGC is a wholly owned subsidiary of UGC that owns VTR and an approximate 34% interest in Austar United Communications Ltd. Certain information concerning the consolidated operating performance and total assets of VTR are set forth in note 20.
On January 12, 2004, Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On September 21, 2004, UGC and Old UGC filed with the Bankruptcy Court a plan of reorganization, which was subsequently amended on October 5, 2004. The plan of reorganization provided for the acquisition by Old UGC of $638,008,000 face amount of certain senior notes of Old UGC (Old UGC Senior Notes) held by UGC (following cancellation of certain offsetting obligations) for common stock of Old UGC and $599,173,000 face amount of Old UGC Senior Notes held by IDT United, another consolidated subsidiary of UGC for preferred stock of Old UGC. Old UGC Senior Notes held by third parties ($24,627,000 face amount) would be left outstanding (after cure, through the repayment of approximately $5,073,000 in unpaid interest, and reinstatement). In addition, Old UGC would make a payment of approximately $3,114,000 in settlement of certain outstanding guarantee obligations. The Bankruptcy Court confirmed the plan of reorganization on November 10, 2004. Following an appeal period, the plan of reorganization was consummated on November 24, 2004.
On November 24, 2004, immediately following the consummation of the plan of reorganization, UGC executed a stock purchase agreement with two shareholders of IDT United whereby UGC acquired all of the remaining capital stock of IDT United not previously owned by UGC for approximately $22,711,000 in cash. As a result of this transaction, IDT United became UGC’s wholly owned subsidiary.
In connection with the Old UGC Reorganization, a total of $24,627,000 was deposited into an escrow account for the purpose of repayment of the Old UGC Senior Notes. On February 15, 2005, the Old UGC Senior Notes were redeemed in full for total cash consideration of $25,068,000 plus accrued interest from August 15, 2004 through the redemption date totaling $1,324,000.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
(17)     Restructuring and Other Charges

Restructuring Charges
A summary of UGC’s restructuring charge activity in 2004 is set forth in the table below:

	Employee		Programming
	severance		and lease
	and	Office	contract
	termination	closures	termination	Other	Total

	amounts in thousands
Restructuring liability as of January 1, 2004	$8,405	16,821	34,399	2,442	62,067
Restructuring charges	8,176	16,862	—	794	25,832
Cash paid	(6,938)	(5,741)	(7,566)	(1,057)	(21,302)
Foreign currency translation adjustments	980	1,983	3,695	(657)	6,001

Restructuring liability as of December 31, 2004	$10,623	29,925	30,528	1,522	72,598

Short-term portion	$4,973	5,271	3,817	345	14,406
Long-term portion	5,650	24,654	26,711	1,177	58,192

Total	$10,623	29,925	30,528	1,522	72,598

In May and September 2004, UGC’s Netherlands operations recorded an aggregate charge of $5,690,000 for severance benefits as a result of a restructuring plan to change its management structure from a three-region model to a centralized management organization, eliminating certain redundancies and vacating space under an office lease. In December 2004, UGC’s Netherlands operations changed its estimate regarding the timing and amount of sub-lease income related to a restructuring plan that was finalized in 2001. While the office space under lease remains vacated, UGC has been unable to sub-lease this space and cannot predict that it will be able to for the foreseeable future. Accordingly, the restructuring liability has been adjusted by approximately $15,970,000 to reflect UGC’s best estimate regarding future sub-lease income for the vacated property. The remaining $4,172,000 of restructuring charges in 2004 related to various redundancy eliminations and other streamlining efforts at chellomedia BV (chellomedia) an indirect wholly owned subsidiary of UGC, and Priority Telecom.

Other Charges
In January 2004, UGC’s Chief Executive Officer resigned and received certain benefits totaling $3,186,000.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
(18)     Other Comprehensive Earnings (Loss)
Accumulated other comprehensive earnings (loss) included in our company’s consolidated balance sheets and statements of stockholders’ equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on securities classified as available-for-sale. The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

	Foreign
	currency	Unrealized	Other
	translation	gains (losses)	comprehensive
	adjustment	on securities	earnings (loss)

	amounts in thousands
Balance at January 1, 2002	$(102,988)	(30,400)	(133,388)
Other comprehensive earnings (loss)	(173,715)	46,649	(127,066)

Balance at December 31, 2002	(276,703)	16,249	(260,454)
Other comprehensive earnings	102,294	111,594	213,888

Balance at December 31, 2003	(174,409)	127,843	(46,566)
Other comprehensive earnings (loss)	129,141	(122,292)	6,849
Effect of change in estimated blended state income tax rate (note 11)	2,222	523	2,745
Spin off transaction (note 2)	—	50,982	50,982

Balance at December 31, 2004	$(43,046)	57,056	14,010

The components of other comprehensive earnings (loss) are reflected in our company’s consolidated statements of comprehensive earnings (loss), net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss):

		Tax
	Before-tax	benefit	Net-of-tax
	amount	(expense)	amount

	amounts in thousands
Year ended December 31, 2004:
Foreign currency translation adjustments	$204,392	(75,251)	129,141
Unrealized holding losses arising during period	(189,465)	67,173	(122,292)
Effect of change in estimated blended state income tax rate (note 11)	—	2,745	2,745

Other comprehensive earnings	$14,927	(5,333)	9,594

Year ended December 31, 2003:
Foreign currency translation adjustments	$168,239	(65,945)	102,294
Unrealized holding gains arising during period	182,941	(71,347)	111,594

Other comprehensive earnings	$351,180	(137,292)	213,888

Year ended December 31, 2002:
Foreign currency translation adjustments	$(284,779)	111,064	(173,715)
Unrealized holding gains arising during period	76,474	(29,825)	46,649

Other comprehensive loss	$(208,305)	81,239	(127,066)

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
(19)     Commitments and Contingencies

Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable leases, programming contracts, purchases of customer premise equipment, construction activities, network maintenance, and upgrade and other commitments arising from our agreements with local franchise authorities. As of December 31, 2004, the U.S. dollar equivalent (based on December 31, 2004 exchange rates) of such commitments is as follows:

	Payments due during years ended December 31,

	2005	2006	2007	2008	2009	Thereafter	Total

	amounts in thousands
Operating Leases	$101,440	74,519	68,111	49,892	44,919	124,092	462,973
Purchase obligations:
Programming	95,911	23,877	10,304	6,191	2,647	17,086	156,016
Other	22,717	1,957	—	—	—	—	24,674
Other commitments	53,697	9,753	5,883	3,953	3,972	14,313	91,571

Total contractual payments	$273,765	110,106	84,298	60,036	51,538	155,491	735,234

Rental costs under non-cancelable lease arrangements amounted to $88,588,000, $2,934,000 and $1,701,000 in 2004, 2003 and 2002, respectively. It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by similar leases.
Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us inasmuch as we have agreed to pay minimum fees, regardless of the actual number of subscribers or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems.
Other purchase obligations consist of commitments to purchase customer premise equipment that are enforceable and legally binding on us. Other commitments consist of commitments to rebuild or upgrade cable systems and to extend the cable network to new developments, network maintenance, and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are estimated based on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications.
In addition to the commitments set forth in the table above, we have commitments under agreements with programming vendors, franchise authorities and municipalities, and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.

Contingent Obligations
Various partnerships and other affiliates of our company accounted for using the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities. Notwithstanding the foregoing, certain of our affiliates may require additional capital to finance their operating or investing activities. In addition, we are a party to stockholder and partnership agreements that provide for possible capital calls on stockholders and partners. In the event our affiliates require additional financing and we fail to meet a capital call, or other

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
commitment to provide capital or loans to a particular company, such failure may have adverse consequences to our company. These consequences may include, among others, the dilution of our equity interest in that company, the forfeiture of our right to vote or exercise other rights, the right of the other stockholders or partners to force us to sell our interest at less than fair value, the forced dissolution of the company to which we have made the commitment or, in some instances, a breach of contract action for damages against us.
In addition to the foregoing, the agreement governing our investment in Mediatti contains a put-call arrangement whereby we could be required to purchase another investor’s ownership interest at fair value. We have similar put-call arrangements with the minority shareholders of Belgium Cable Investors and Zone Vision. For additional information concerning these contingent obligations, see notes 6 and 22.
For a description of certain put obligations that we assumed in connection with the Noos acquisition, see note 5.
We and UGC have entered into indemnification agreements with each of our respective directors, our respective named executive officers and certain other officers. Pursuant to such agreements and as permitted by our and UGC’s Bylaws, we each will indemnify our respective indemnities to the fullest extent permitted by law against any and all expenses, judgments, fines, penalties and settlements incurred as a result of being a party or threatened to be a party in a legal proceeding as a result of their service to or on behalf of our company or UGC, as applicable.

Guarantees and Other Credit Enhancements
At December 31, 2004, Liberty guaranteed ¥4,695 million ($45,842,000) of the bank debt of J-COM. Liberty’s guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2004 to 2019. In connection with the spin off, we have agreed to indemnify Liberty for any amounts Liberty is required to fund under these arrangements.
In the ordinary course of business, we have provided indemnifications to (i) purchasers of certain of our assets, (ii) our lenders, (iii) our vendors and (iv) other parties. In addition, we have provided performance and/or financial guarantees to our franchise authorities, customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.

Legal Proceedings
We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In our opinion, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.
Cignal. On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against UPC in the District Court of Amsterdam, The Netherlands, claiming $200 million on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful completion of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
claim may be filed against them for their cooperation in the initial public offering. A hearing was held on March 8, 2005, and a decision is expected in April 2005.
Class Action Lawsuits Relating to the Merger Transaction with UGC. Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and us of the agreement and plan of merger for the combination of our companies under a new parent company. The defendants named in these actions include UGC, Gene W. Schneider, Michael T. Fries, David B. Koff, Robert R. Bennett, John C. Malone, John P. Cole, Bernard G. Dvorak, John W. Dick, Paul A. Gould and Gary S. Howard (directors of UGC) and our company. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, affirmed an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. In addition to seeking to enjoin the transaction, the complaints seek remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. On February 11, 2005, the Delaware Court of Chancery consolidated the Delaware lawsuits. In connection with the Delaware lawsuits, defendants have been served with one request for production of documents. The defendants believe the lawsuits are without merit.
The Netherlands 2004 Rate Increases. The Dutch competition authority (NMA) is currently investigating the price increases that UGC made with respect to its video services in 2004 to determine whether it abused its dominant position. If the NMA were to find that the price increases amount to an abuse of a dominant position, the NMA could impose fines of up to 10% of UGC’s 2003 video revenue in The Netherlands and UGC would be obliged to reconsider the price increases. Historically, in many parts of The Netherlands, UGC is a party to contracts with local municipalities that seek to control aspects of its Dutch business including, in some cases, pricing and package composition. Most of these contracts have been eliminated by agreement, although some contracts are still in force and under negotiation. In some cases there is litigation ongoing where some municipalities have resisted UGC’s attempts to move away from the contracts.
We and UGC operate in numerous countries around the world and accordingly we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. We have historically filed, and continue to file, all required income tax returns and pay income taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time we may be subject to a review of our historic income tax filings. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. We have accrued income taxes (and related interest and penalties, if applicable) for amounts that represent income tax exposure items in tax years for which additional income taxes may be assessed.

(20)	Information About Operating Segments
We own a variety of international subsidiaries and investments that provide broadband distribution services and video programming services. We identify our reportable segments as (i) those consolidated subsidiaries that represent 10% or more of our revenue, operating cash flow (as defined below), or total assets, and (ii) those equity method affiliates where our investment or share of operating cash flow represents 10% or more of our total assets or operating cash flow, respectively. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating cash flow. In addition, we review non-financial measures such as subscriber growth and penetration, as appropriate.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
Operating cash flow is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and selling, general and administrative expenses (excluding depreciation and amortization, impairment of long-lived assets, restructuring and other charges and stock-based compensation). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow distorts the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. A reconciliation of total consolidated operating cash flow to our consolidated pre-tax earnings (loss) is presented below. Investors should view operating cash flow as a supplement to, and not a substitute for, operating income, net income, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.
For 2004 we have identified the following consolidated subsidiaries and equity method affiliates as our reportable segments:

•	UGC Broadband — The Netherlands
•	UGC Broadband — France
•	UGC Broadband — Austria
•	UGC Broadband — Other Europe
•	UGC Broadband — Chile (VTR)
•	Super Media/ J-COM
UGC, a majority-owned subsidiary of our company, is an international broadband communications provider of video, voice, and Internet services with operations in 16 countries. UGC’s operations are located primarily in Europe and Latin America. UGC Broadband — The Netherlands, UGC Broadband — France and UGC Broadband — Austria represent UGC’s three largest operating segments in Europe in terms of revenue. UGC Broadband — Other Europe includes broadband operations in Norway, Sweden, Belgium, Ireland, Hungary, Poland, Czech Republic, Slovak Republic, Slovenia and Romania. None of the components of UGC Broadband — Other Europe constitute a reportable segment. UGC Broadband — Chile (VTR) represents UGC’s operating segment in Latin America. J-COM provides broadband communication services in Japan. Prior to the December 28, 2004 transaction in which our 45.45% ownership interest in J-COM and a 19.78% interest in J-COM owned by Sumitomo were combined in Super Media, we accounted for J-COM using the equity method of accounting. As a result of these transactions, we held a 69.68% noncontrolling interest in Super Media, and Super Media held a 65.23% controlling interest in J-COM at December 31, 2004. At December 31, 2004, we accounted for our 69.68% interest in Super Media using the equity method. As a result of a change in the corporate governance of Super Media that occurred on February 18, 2005, we will begin accounting for Super Media as a consolidated subsidiary effective January 1, 2005. For additional information concerning J-COM and Super Media, see note 6.
The amounts presented below represent 100% of each business’ revenue and operating cash flow. These amounts are combined and are then adjusted to remove the amounts related to UGC during the 2003 and 2002 periods and J-COM during all periods to arrive at the reported consolidated amounts. This presentation

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
is designed to reflect the manner in which management reviews the operating performance of individual businesses regardless of whether the investment is accounted for as a consolidated subsidiary or an equity investment. It should be noted, however, that this presentation is not in accordance with GAAP since the results of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate:

Performance Measures

	Year Ended December 31,

	2004		2003		2002

		Operating		Operating		Operating
	Revenue	cash flow	Revenue	cash flow	Revenue	cash flow

	amounts in thousands
UGC Broadband — The Netherlands	$716,932	361,265	592,223	267,075	459,044	119,329
UGC Broadband — France	312,792	53,690	113,946	13,920	92,441	(10,446)
UGC Broadband — Austria	299,874	111,950	260,162	98,278	198,189	64,662
UGC Broadband — Other Europe	752,900	281,398	561,737	203,495	461,149	131,882
UGC Broadband — Chile (VTR)	299,951	108,752	229,835	69,951	186,426	41,959
J-COM	1,504,709	589,597	1,233,492	428,318	930,736	211,146
Corporate and all other	261,835	(28,907)	242,017	(6,090)	218,027	(36,957)
Elimination of equity affiliates	(1,504,709)	(589,597)	(3,125,022)	(1,057,200)	(2,445,757)	(507,520)

Total consolidated LMI	$2,644,284	888,148	108,390	17,747	100,255	14,055

	Investments in affiliates		Long-lived assets		Total assets

	December 31,		December 31,		December 31,

	2004	2003	2004	2003	2004	2003

	amounts in thousands
UGC Broadband — The Netherlands	$—	222	1,099,118	1,334,294	2,024,365	2,458,724
UGC Broadband — France	—	—	1,065,874	246,307	1,198,372	274,180
UGC Broadband — Austria	—	—	302,820	307,758	827,506	700,209
UGC Broadband — Other Europe	11,797	16,757	1,026,989	873,221	1,832,761	1,845,202
UGC Broadband — Chile (VTR)	—	—	351,314	322,606	682,270	602,762
Super Media/J-COM	36,846	26,027	2,441,196	2,274,632	4,289,536	3,929,190
Corporate and all other	1,853,845	1,818,811	456,984	356,134	7,137,089	4,905,631
Elimination of equity affiliates	(36,846)	(121,265)	(2,441,196)	(5,617,375)	(4,289,536)	(11,028,861)

Total consolidated LMI	$1,865,642	1,740,552	4,303,099	97,577	13,702,363	3,687,037

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes and minority interests:

	Year ended December 31,

	2004	2003	2002

	amounts in thousands
Total segment operating cash flow	$888,148	17,747	14,055
Stock-based compensation credits (charges)	(142,762)	(4,088)	5,815
Depreciation and amortization	(960,888)	(15,114)	(13,087)
Impairment of long-lived assets	(69,353)	—	(45,928)
Restructuring and other charges	(29,018)	—	—

Operating loss	(313,873)	(1,455)	(39,145)

Interest expense	(288,532)	(2,178)	(3,943)
Interest and dividend income	65,607	24,874	25,883
Share of earnings (losses) of affiliates, net	38,710	13,739	(331,225)
Realized and unrealized gains (losses) on derivative instruments, net	(54,947)	12,762	(16,705)
Foreign currency transaction gains (losses), net	92,305	5,412	(8,267)
Gains on exchanges of investment securities	178,818	—	122,618
Other-than-temporary declines in fair values of investments	(18,542)	(6,884)	(247,386)
Gains on extinguishment of debt	35,787	—	—
Gains (losses) on disposition of investments, net	43,714	(4,033)	(287)
Other income (expense), net	(7,931)	6,651	2,476

Earnings (loss) before income taxes and minority interests	$(228,884)	48,888	(495,981)

	Capital expenditures

	Year ended December 31,

	2004	2003	2002

	amounts in thousands
UGC Broadband — The Netherlands	$(84,698)	(63,451)	(97,841)
UGC Broadband — France	(65,435)	(48,810)	(19,688)
UGC Broadband — Austria	(53,660)	(43,751)	(38,388)
UGC Broadband — Other Europe	(146,965)	(75,873)	(53,142)
UGC Broadband — Chile (VTR)	(41,685)	(41,391)	(80,006)
J-COM	(295,914)	(279,841)	(383,913)
Corporate and all other	(115,904)	(82,717)	(71,037)
Elimination of equity affiliates	295,914	612,965	719,105

Total consolidated LMI	$(508,347)	(22,869)	(24,910)

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
(21)     Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	quarter	quarter	quarter	quarter

	amounts in thousands, except per share amounts
2004:
Revenue	$576,303	580,659	708,807	778,515
Operating loss	$(83,627)	(34,192)	(43,061)	(152,993)
Net earnings (loss)	$(83,951)	(1,040)	74,365	(21,132)
Historical and pro forma earnings (loss) per common share (note 3) — Basic and diluted	$(0.55)	(0.01)	0.44	(0.12)
2003:
Revenue	$24,947	27,076	28,031	28,336
Operating income (loss)	$1,777	(787)	1,625	(4,070)
Net earnings (loss)	$6,802	10,499	9,051	(5,463)
Historical and pro forma earnings (loss) per common share (note 3) — Basic and diluted	$0.04	0.07	0.06	(0.04)
(22)     Subsequent Events

Movieco Settlement
On December 3, 2002, Europe Movieco Partners Limited (Movieco) filed a request for arbitration against UPC with the International Court of Arbitration of the International Chamber of Commerce. The request contained claims that were based on a cable affiliation agreement entered into between the parties on December 21, 1999. In the proceedings, Movieco claimed (1) unpaid license fees due under the affiliation agreement, plus interest, (2) an order for specific performance of the affiliation agreement or, in the alternative, damages for breach of that agreement, and (3) legal and arbitration costs plus interest. On January 13, 2005, the Arbitral Tribunal rendered an award in which Movieco’s claim for the unpaid license fees, as described above, was sustained and determined that UPC must pay $39.3 million of unpaid license fees, plus interest and legal fees of £1.5 million ($2.9 million). We paid a total amount of $49.3 million in settlement of the award during the first quarter of 2005. Such amount was accrued in our December 31, 2004 consolidated balance sheet. All other claims and counterclaims were dismissed.

Zone Vision
In January 2005, chellomedia acquired an 87.5% interest in Zone Vision Networks Ltd. (Zone Vision) from its current shareholders. Zone Vision is a programming company that owns three pay television channels and represents over 30 international channels. The consideration for the transaction consisted of $50 million in cash and 1.6 million shares of UGC Class A common stock, which are subject to a five-year vesting period. As part of the transaction, chellomedia will contribute to Zone Vision the 49% interest it already holds in Reality TV Ltd. and chellomedia’s Club channel business. Zone Vision’s minority shareholders have the right to put 60% of their 12.5% shareholding in Zone Vision to chellomedia on the third anniversary of the completion of the acquisition, and 100% of their shareholding on the fifth anniversary of the completion of the acquisition. Chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the then fair market value of the shareholdings purchased.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)

EWT Holding GmbH
In December 2004, a subsidiary of chellomedia entered into an agreement to sell its 28.7% interest in EWT Holding GmbH to other investors for €30 million ($40.9 million) in cash. Chellomedia received 90% of the purchase price on January 31, 2005 and the remaining 10% is due and payable no later than June 30, 2005.

Telemach
On February 10, 2005, UPC Broadband Holding, UGC’s wholly owned subsidiary, acquired 100% of the shares in Telemach d.o.o., a broadband communications provider in Slovenia, for cash consideration of approximately $89.4 million.

PART III
Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting of shareholders presently scheduled to be held in June 2005.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Our Code of Business Conduct and Ethics is posted on our website at www.libertymediainternational.com

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
We will file our definitive proxy statement for our 2005 Annual Meeting of shareholders with the Securities and Exchange Commission on or before May 2, 2005.

III-1

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) (1) FINANCIAL STATEMENTS
The financial statements required under this Item begin on page II-38 of this Annual Report.
(a) (2) FINANCIAL STATEMENT SCHEDULES
The financial statement schedules required under this Item are as follows:

Torneos y Competencias S.A.

We indirectly own a 40% equity interest in Torneos y Competencias S. A. (Torneos), an independent producer of Argentine sports and entertainment programming, and we account for this investment using the equity method of accounting. SEC Rule 3-09 of Regulation S-X requires that we include or incorporate by reference Torneos financial statements in this Annual Report on Form 10-K since our investment in Torneos is considered to be significant in the context of Rule 3-09 for the year ended December 31, 2004.

LMI expects to file an amendment to this Annual Report on Form 10-K on or before March 31, 2005 to include the audited consolidated financial statements of Torneos.
(a) (3) EXHIBITS
Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among New Cheetah, Inc. (now known as Liberty Global, Inc.), the Registrant, UnitedGlobalCom, Inc. (“UGC”), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 17, 2005)
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, dated April 2, 2004 (File No. 000-50671) (the “Form 10”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the “Form 10 Amendment”))
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)
4.3	Indenture, dated as of April 6, 2004, between UGC and The Bank of New York (incorporated by reference to Exhibit 4.1 to UGC’s Current Report on Form 8-K, dated April 6, 2004 (File No. 000-496-58) (the “UGC April 2004 8-K”))
4.4	Registration Rights Agreement, dated as of April 6, 2004, between UGC and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the UGC April 2004 8-K)
4.5	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (“UPC Broadband”) and UPC Financing Partnership (“UPC Financing”), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-496-58) (the “UGC 2004 10-K”))
4.6	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-496-58))
4.7	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-496-58))
4.8	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)

4.9	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K
4.10	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.11	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith
10 — Material Contracts:
10.1	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media Corporation (“Liberty”), the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.2	Form of Facilities and Services Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.3	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.4	Form of Tax Sharing Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.5	Form of Credit Facility between Liberty and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.6	Liberty Media International, Inc. 2004 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10 Amendment)
10.7	Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10 Amendment)
10.8	Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the Registrant’s common stock, dated July 14, 2004 (File No. 005-79904))
10.9	Form of Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated August 16, 2004 (File No. 000-50671) (the “LMI June 2004 10-Q”))
10.10	Form of Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the LMI June 2004 10-Q)
10.11	Liberty Media International, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.12	Description of Director Compensation Policy*
10.13	Form of Indemnification Agreement between the Registrant and its Directors*

10.14	Form of Indemnification Agreement between the Registrant and its Executive Officers*
10.15	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-496-58) (the “UGC 2003 10-K”))
10.16	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.17	2003 Equity Incentive Plan of UGC, effective September 1, 2003 (incorporated by reference to Exhibit 10.9 to the UGC 2003 10-K)
10.18	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty (incorporated by reference to Exhibit 10.23 to the Form 10 Amendment)
10.19	Standstill Agreement between UGC and Liberty, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated January 5, 2004 (File No. 000-496-58))
10.20	Standstill Agreement among UGC, Liberty and the parties named therein, dated January 30, 2002 (terminated except as to (i) UGC’s obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.21)(incorporated by reference to Exhibit 10.9 to UGC’s Registration Statement on Form S-1, dated February 14, 2002 (File No. 333-82776))
10.21	Letter Agreement, dated November 12, 2003, between UGC and Liberty (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated November 12, 2003 (File No. 000-496-58))
10.22	Share Exchange Agreement, dated as of August 18, 2003, among Liberty and the Stockholders of UGC named therein (incorporated by reference to Exhibit 7(j) to Liberty’s Schedule 13D/ A with respect to UGC’s Class A common stock, dated August 21, 2003)
10.23	Amendment to Share Exchange Agreement, dated as of December 22, 2003, among Liberty and the Stockholders of UGC named on the signature pages thereto (incorporated by reference to Exhibit 4.5 to Liberty’s Registration Statement on Form S-3, dated December 24, 2003 (File No. 333-111564))
10.24	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-496-58) (the “UGC July 2004 8-K”))
10.25	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.26	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.27	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant*
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of KPMG AZSA & Co*
23.3	Consent of KPMG AZSA & Co*

31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Treasurer*
31.3	Certification of Senior Vice President and Controller*
32 — Section 1350 Certification*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Media Corporation

By	/s/ Elizabeth M. Markowski

Elizabeth M. Markowski
Senior Vice President, Secretary
and General Counsel
Dated: March 14, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board, Chief Executive Officer, President and Director	March 14, 2005

/s/ Robert R. Bennett Robert R. Bennett	Vice Chairman	March 14, 2005

/s/ Donne F. Fisher Donne F. Fisher	Director	March 14, 2005

/s/ David E. Rapley David E. Rapley	Director	March 14, 2005

/s/ M. LaVoy Robison M. LaVoy Robison	Director	March 14, 2005

/s/ Larry E. Romrell Larry E. Romrell	Director	March 14, 2005

/s/ J. C. Sparkman J. C. Sparkman	Director	March 14, 2005

/s/ J. David Wargo J. David Wargo	Director	March 14, 2005

/s/ Graham E. Hollis Graham E. Hollis	Senior Vice President and Treasurer (Principal Financial Officer)	March 14, 2005

/s/ Bernard G. Dvorak Bernard G. Dvorak	Senior Vice President and Controller (Principal Accounting Officer)	March 14, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberty Media International, Inc.:
Under date of March 11, 2005, we reported on the consolidated balance sheets of Liberty Media International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules I and II in the Company’s annual report on Form 10-K for the year ended December 31, 2004. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
KPMG LLP
Denver, Colorado
March 11, 2005

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information)
CONDENSED BALANCE SHEET
(Parent Company Only)
As of December 31, 2004
amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$1,069,996
Derivative instruments	56,011
Other current assets	621

Total current assets	1,126,628

Investments in consolidated subsidiaries	4,133,285
Property and equipment, at cost	7,597
Accumulated depreciation	(387)

7,210

Total assets	$5,267,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$3,927
Derivative instruments	5,257

Total current liabilities	9,184

Other long-term liabilities	31,133

Total liabilities	40,317

Commitments and contingencies
Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding; 168,514,962 and nil shares at December 31, 2003 and 2004, respectively	1,685
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding; 7,264,300 and nil shares at December 31, 2003 and 2004, respectively	73
Series C common stock, $.01 par value. Authorized 500,000,000 shares; no shares issued at December 31, 2004 or 2003	—
Additional paid-in capital	7,001,635
Accumulated deficit	(1,662,707)
Accumulated other comprehensive loss, net of taxes	14,010
Treasury stock, at cost	(127,890)

Total stockholders’ equity	5,226,806

Total liabilities and stockholders’ equity	$5,267,123

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information)
CONDENSED STATEMENT OF OPERATIONS
(Parent Company Only)
For the seven months ended December 31, 2004
amounts in thousands

Operating costs and expenses:
Selling, general and administrative (SG&A)	$8,535
Stock-based compensation charges	20,382
Depreciation and amortization	387

Operating loss	(29,304)

Other income (expense):
Interest and dividend income	8,673
Realized and unrealized losses on derivative instruments, net	(4,146)
Other income, net	1,465

5,992

Loss before income taxes and equity in income of consolidated subsidiaries, net	(23,312)
Equity in income of consolidated subsidiaries, net	76,743
Income tax benefit	5,763

Net income	$59,194

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Parent Company Only)
For the seven months ended December 31, 2004

						Accumulated
						other
	Common stock			Additional		comprehensive	Treasury	Total
				paid-in	Accumulated	earnings (loss),	stock,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	at cost	equity

	amounts in thousands
Balance at June 1, 2004	$1,399	61	—	6,227,851	(1,721,901)	(56,388)	—	4,451,022
Net earnings	—	—	—	—	59,194	—	—	59,194
Other comprehensive earnings	—	—	—	—	—	70,398	—	70,398
Adjustment due to issuance of stock by subsidiaries and affiliates and other changes in subsidiary equity, net of taxes	—	—	—	6,049	—	—	—	6,049
Common stock issued in rights offering	283	12	—	735,366	—	—	—	735,661
Stock issued for stock option exercises	3	—	—	11,987	—	—	—	11,990
Repurchase of common stock	—	—	—	—	—	—	(127,890)	(127,890)
Stock-based compensation	—	—	—	20,382	—	—	—	20,382

Balance at December 31, 2004	$1,685	73	—	7,001,635	(1,662,707)	14,010	(127,890)	5,226,806

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information)
CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Only)
For the seven months ended December 31, 2004
amounts in thousands

Cash flows from operating activities:
Net earnings	$59,194
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation charges	20,382
Realized and unrealized losses on derivative instruments, net	4,146
Deferred income tax expense	(4,417)
Other noncash items, net	30,582
Changes in operating assets and liabilities
Receivables, prepaids and other	(329)
Payables and accruals	2,242

Net cash provided by operating activities	111,800

Cash flows from investing activities:
Investments in and loans to consolidated subsidiaries, affiliates and others	323,538
Net cash paid to purchase or settle derivative instruments	(35,653)
Other investing activities, net	(36)

Net cash used by investing activities	287,849

Cash flows from financing activities:
Net proceeds received from rights offering	735,661
Treasury stock purchase	(127,890)
Proceeds from stock option exercises	11,990

Net cash provided by financing activities	619,761

Net increase in cash and cash equivalents	1,019,410
Cash and cash equivalents:
Beginning of period	50,586

End of period	$1,069,996

Cash paid for interest	—

Net cash paid for taxes	$4,383

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts

		Additions
	Balance at	to costs					Balance at
	beginning	and		Deductions			end of
	of period	expenses	Acquisition	or write-offs	FCTA	Other	period

	amounts in thousands
Year ended December 31:
2002	$11,208	6,689	—	(1,162)	(3,631)	—	13,104
2003	$13,104	1,450	—	(2,076)	1,469	—	13,947
2004	$13,947	22,663	51,400	(30,765)	3,644	501	61,390

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Jupiter Telecommunications Co., Ltd. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Jupiter Telecommunications Co., Ltd. (a Japanese corporation) and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Telecommunications Co., Ltd. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
KPMG AZSA & Co.
Tokyo, Japan
February 14, 2005

CONSOLIDATED BALANCE SHEETS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

	December 31,

	2003	2004

	(Yen in thousands)
Current assets:
Cash and cash equivalents	¥7,785,978	¥10,420,109
Restricted cash	1,773,060	—
Accounts receivable, less allowance for doubtful accounts of ¥229,793 thousand in 2003 and ¥245,504 thousand in 2004	7,907,324	8,823,311
Loans to related party (Note 5)	—	4,030,000
Prepaid expenses and other current assets (Note 8)	1,596,150	4,099,032

Total current assets	19,062,512	27,372,452
Investments:
Investments in affiliates (Notes 3 and 5)	2,794,533	3,773,360
Investments in other securities, at cost	2,891,973	2,901,566

	5,686,506	6,674,926
Property and equipment, at cost (Notes 5 and 7):
Land	1,826,787	1,796,217
Distribution system and equipment	312,330,187	344,207,670
Support equipment and buildings	11,593,849	12,612,896

	325,750,823	358,616,783
Less accumulated depreciation	(81,523,580)	(108,613,916)

	244,227,243	250,002,867
Other assets:
Goodwill, net (Notes 2 and 4)	139,853,596	140,658,718
Other (Note 4 and 8)	13,047,229	14,582,383

	152,900,825	155,241,101

	¥421,877,086	¥439,291,346

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED BALANCE SHEETS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

	December 31,

	2003	2004

	(Yen in thousands)
Current liabilities:
Short-term loans	¥—	¥250,000
Long-term debt — current portion (Notes 6 and 12)	2,438,480	5,385,980
Capital lease obligations — current portion (Notes 5, 7 and 12):
Related parties	7,673,978	8,237,323
Other	1,800,456	1,291,918
Accounts payable	17,293,932	17,164,463
Accrued expenses and other liabilities	3,576,708	6,155,380

Total current liabilities	32,783,554	38,485,064
Long-term debt, less current portion (Notes 6 and 12):
Related parties	149,739,250	—
Other	72,092,465	194,088,485
Capital lease obligations, less current portion (Notes 5, 7 and 12):
Related parties	17,704,295	19,714,799
Other	3,951,900	2,560,511
Deferred revenue	41,635,426	41,699,497
Severance and retirement allowance (Note 9)	2,023,706	2,718,792
Redeemable preferred stock of consolidated subsidiary (Note 10)	500,000	500,000
Other liabilities	3,411,564	180,098

Total liabilities	323,842,160	299,947,246

Minority interest	1,266,287	974,227

Commitments and contingencies (Note 14)
Shareholders’ equity (Note 11):
Ordinary shares no par value	63,132,998	78,133,015
Authorized 15,000,000 shares; issued and outstanding 4,684,535.74 shares at December 31, 2003 and 5,146,074.74 shares at December 31, 2004
Additional paid-in capital	122,837,273	137,930,774
Accumulated deficit	(88,506,887)	(77,685,712)
Accumulated other comprehensive loss	(694,745)	(8,204)

Total shareholders’ equity	96,768,639	138,369,873

	¥421,877,086	¥439,291,346

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

	Year ended December 31,

	2002	2003	2004

	(Yen in thousands, except share and
	per share amounts)
Revenue (Note 5):
Subscription fees	¥97,144,356	¥123,214,958	¥140,826,446
Other	19,486,170	19,944,074	20,519,825

	116,630,526	143,159,032	161,346,271

Operating costs and expenses:
Operating and programming costs (Note 5)	45,967,220	49,895,426	53,869,646
Selling, general and administrative (inclusive of stock compensation expense of ¥61,902 thousand in 2002, ¥120,214 thousand in 2003 and ¥84,267 thousand in 2004) (Notes 5 and 11)	44,266,444	43,650,593	44,311,685
Depreciation and amortization	30,079,753	36,410,894	40,573,166

	120,313,417	129,956,913	138,754,497

Operating income (loss)	(3,682,891)	13,202,119	22,591,774
Other income (expense):
Interest expense, net:
Related parties (Note 5)	(2,847,551)	(4,562,594)	(4,055,343)
Other	(1,335,400)	(3,360,674)	(6,045,939)
Other income, net	147,639	316,116	37,574

Income (loss) before income taxes and other items	(7,718,203)	5,594,967	12,528,066
Equity in earnings of affiliates (inclusive of stock compensation expense of ¥2,156 thousand in 2002, ¥(2,855) thousand in 2003 and ¥9,217 thousand in 2004) (Note 11)	235,792	414,756	610,110
Minority interest in net (income) losses of consolidated subsidiaries	196,498	(448,668)	(458,624)

Income (loss) before income taxes	(7,285,913)	5,561,055	12,679,552
Income taxes (Note 8)	(256,763)	(209,805)	(1,858,377)

Net income (loss)	¥(7,542,676)	¥5,351,250	¥10,821,175

Per share data:
Net income (loss) per share — basic and diluted	¥(1,917)	¥1,214	¥2,221
Weighted average number of ordinary shares outstanding — basic and diluted	3,934,286	4,407,046	4,871,169

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

					Accumulated
		Additional	Comprehensive		Other	Total
	Ordinary	Paid-in	Income	Accumulated	Comprehensive	Shareholders’
	Shares	Capital	(Loss)	Deficit	Loss	Equity

	(Yen in thousands, except per share amounts)
Balance at January 1, 2002	¥47,002,623	¥106,525,481		¥(86,315,461)	¥—	¥67,212,643

Net loss	—	—	¥(7,542,676)	(7,542,676)	—	(7,542,676)
Other comprehensive income			—

Comprehensive loss			¥(7,542,676)

Stock compensation (Notes 1 and 11)	—	64,058		—	—	64,058

Balance at December 31, 2002	¥47,002,623	¥106,589,539		¥(93,858,137)	¥—	¥59,734,025

Net income	—	—	¥5,351,250	5,351,250	—	5,351,250
Other comprehensive loss:
Unrealized loss on cash flow hedge			(694,745)		(694,745)	(694,745)

Comprehensive income			¥4,656,505

Stock compensation (Notes 1 and 11)	—	117,359		—	—	117,359
Ordinary shares issued upon conversion of long-term debt; 750,250 shares at ¥43,000 per share (Note 6)	16,130,375	16,130,375		—	—	32,260,750

Balance at December 31, 2003	¥63,132,998	¥122,837,273		¥(88,506,887)	¥(694,745)	¥96,768,639

Net income	—	—	¥10,821,175	10,821,175	—	10,821,175
Other comprehensive gain:
Unrealized gain on cash flow hedge			686,541		686,541	686,541

Comprehensive income			¥11,507,716

Stock compensation (Notes 1 and 11)	—	93,484		—	—	93,484
Ordinary shares issued; 461,539 shares at ¥65,000 per share (Note 1)	15,000,017	15,000,017		—	—	30,000,034

Balance at December 31, 2004	¥78,133,015	¥137,930,774		¥(77,685,712)	¥(8,204)	¥138,369,873

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

	Year ended December 31,

	2002	2003	2004

	(Yen in thousands)
Cash flows from operating activities:
Net income (loss)	¥(7,542,676)	¥5,351,250	¥10,821,175
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on forgiveness of subsidiary debt	—	(400,000)	—
Depreciation and amortization	30,079,753	36,410,894	40,573,166
Equity in earnings of affiliates	(235,792)	(414,756)	(610,110)
Minority interest in net income (losses) of consolidated subsidiaries	(196,498)	448,668	458,624
Stock compensation expense	61,902	120,214	84,267
Deferred income taxes	—	—	45,591
Provision for retirement allowance	412,692	417,335	647,592
Changes in operating assets and liabilities, excluding effects of business combinations:
Decrease/(increase) in accounts receivable, net	1,368,081	1,712,904	(431,162)
Decrease in prepaid expenses and other current assets	553,192	349,147	4,866
(Increase)/decrease in other assets	(1,651,599)	(325,769)	2,443,960
(Decrease)/increase in accounts payable	(3,124,486)	171,705	(1,184,539)
Increase in accrued expenses and other liabilities	188,537	2,665,162	39,279
Increase/(decrease) in deferred revenue	2,768,512	458,315	(380,578)

Net cash provided by operating activities	22,681,618	46,965,069	52,512,131

Cash flows from investing activities:
Capital expenditures	(48,108,176)	(32,478,389)	(31,792,956)
Acquisition of new subsidiaries, net of cash acquired	1,856,230	—	(442,910)
Investments in and advances to affiliates	(665,575)	(172,500)	(359,500)
(Increase)/decrease in restricted cash	—	(1,773,060)	1,773,060
Loans to related party	—	—	(4,030,000)
Acquisition of minority interest in consolidated subsidiaries	(164,590)	(25,565)	(4,960,484)
Other investing activities	(650,729)	(76,891)	(69,427)

Net cash used in investing activities	(47,732,840)	(34,526,405)	(39,882,217)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	30,000,034
Net increase/(decrease) in short-term loans	36,984,965	(228,785,000)	250,000
Proceeds from long-term debt	2,620,000	239,078,000	185,302,000
Principal payments of long-term debt	(2,082,335)	(8,184,980)	(210,097,730)
Principal payments under capital lease obligations	(9,293,487)	(10,843,024)	(11,887,363)
Other financing activities	(738,854)	(3,464,440)	(3,562,724)

Net cash provided by (used in) financing activities	27,490,289	(12,199,444)	(9,995,783)

Net increase in cash and cash equivalents	2,439,067	239,220	2,634,131
Cash and cash equivalents at beginning of year	5,107,691	7,546,758	7,785,978

Cash and cash equivalents at end of year	¥7,546,758	¥7,785,978	¥10,420,109

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES

1.	Description of Business, Basis of Financial Statements and Summary of Significant Accounting Policies
     Business and Organization
Jupiter Telecommunications Co., Ltd. (“Jupiter”) and its subsidiaries (the “Company”) own and operate cable telecommunication systems throughout Japan and provide cable television services, telephony and high-speed Internet access services (collectively, “Broadband services”). The telecommunications industry in Japan is highly regulated by the Ministry of Internal Affairs and Communications (“MIC”). In general, franchise rights granted by the MIC to the Company’s subsidiaries for operation of cable telecommunications systems in their respective localities are not exclusive. Currently, cable television services account for a majority of the Company’s revenue. Telephony operations accounted for approximately 10%, 13% and 15% of total revenue for the years ended December 31, 2002, 2003 and 2004, respectively. Internet operations accounted for approximately 23%, 24% and 25% of total revenue for the years ended December 31, 2002, 2003 and 2004, respectively.
The Company’s beneficial ownership at December 31, 2004 was as follows:

LMI/ Sumisho Super Media, LLC (“SM”)	65.23%
Microsoft Corporation (“Microsoft”)	19.46%
Sumitomo Corporation (“SC”)	12.25%
Mitsui & Co., Ltd.	1.53%
Matsushita Electric Industrial Co., Ltd.	1.53%
In August 2004, Liberty Media International, Inc. (“LMI”), SC and Microsoft made capital contributions to the Company in the following amounts: LMI: ¥14,065 million for 216,382 shares: SC: ¥9,913 million for 152,505 shares; and Microsoft ¥6,022 million for 92,652 shares. The shares of common stock issued in exchange for the capital contributions were based on fair value at the date of the transaction. As a result of the transaction, their beneficial ownership in the Company increased to 45.45%, 32.03% and 19.46%, respectively. The proceeds from the capital contributions were used to repay subordinated debt owed to each of LMI, SC and Microsoft in the same amounts as contributed by each shareholder respectively (see Note 6).
On December 28, 2004, LMI contributed all of its then 45.45% beneficial ownership interest and SC contributed 19.78% of its then ownership interest in the Company to SM, a company owned 69.7% by LMI and 30.3% by SC. As a result, SM became a 65.23% shareholder of the Company while SC’s direct ownership interest was reduced to 12.25%. SC is obligated to contribute its remaining 12.25% direct ownership interest in the Company to SM within six months of an initial public offering (“IPO”) in Japan by the Company.
The Company has historically relied on financing from its principle shareholders to meet liquidity requirements. However, in December 2004, the Company entered into a new syndicated facility and repaid all outstanding debt with its principal shareholders. For additional information concerning the 2004 refinancing, see Note 6.

Basis of Financial Statements
The Company maintains its books of account in conformity with financial accounting standards of Japan. The consolidated financial statements presented herein have been prepared in a manner and reflect certain adjustments which are necessary to conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). These adjustments include those related to the scope of consolidation, accounting for business combinations, accounting for income taxes, accounting for leases, accounting for stock-based compensation, revenue recognition of certain revenues, post-retirement benefits, depreciation and amortization and accruals for certain expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
Summary of Significant Accounting Policies

(a) Consolidation Policy
The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries which are primarily cable system operators (“SOs”). All significant intercompany balances and transactions have been eliminated. For the consolidated subsidiaries with a negative equity position, the Company has recognized the entire amount of cumulative losses of such subsidiaries regardless of its ownership percentage.

(b) Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid debt instruments with an initial maturity of three months or less.

(c) Allowance for Doubtful Accounts
Allowance for doubtful accounts is computed based on historical bad debt experience and includes estimated uncollectible amounts based on analysis of certain individual accounts, including claims in bankruptcy.

(d) Investments
For those investments in affiliates in which the Company’s voting interest is 20% to 50% and the Company has the ability to exercise significant influence over the affiliates’ operation and financial policies, the equity method of accounting is used. Under this method, the investment is originally recorded at cost and adjusted to recognize the Company’s share of the net earnings or losses of its affiliates. Prior to the adoption on January 1, 2002 of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the excess of the Company’s cost over its percentage interest in the net assets of each affiliate was amortized, primarily over a period of 20 years. Subsequent to the adoption of SFAS No. 142, such excess is no longer amortized. All significant intercompany profits from these affiliates have been eliminated.
Investments in other securities carried at cost represent non-marketable equity securities in which the Company’s ownership is less than 20% and the Company does not have the ability to exercise significant influence over the entities’ operation and financial policies.
The Company evaluates its investments in affiliates and non-marketable equity securities for impairment due to declines in value considered to be other than temporary. In performing its evaluations, the Company utilizes various information, as available, including cash flow projections, independent valuations, industry multiples and, as applicable, stock price analysis. In the event of a determination that a decline in value is other than temporary, a charge to earnings is recorded for the loss, and a new cost basis in the investment is established.

(e) Property and Equipment
Property and equipment, including construction materials, are carried at cost, which includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations. Depreciation is computed on a straight-line method using estimated useful lives ranging from 10 to 15 years for distribution systems and equipment, from 15 to 60 years for buildings and structures and from 8 to 15 years for support equipment. Equipment under capital leases is stated at the present value of minimum lease payments. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset, which ranges from 2 to 21 years.
Ordinary maintenance and repairs are charged to income as incurred. Major replacements and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the cost and related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
accumulated depreciation accounts are relieved of the applicable amounts and any differences are included in depreciation expense. The impact of such retirements and disposals resulted in additional depreciation expense of ¥1,315,484 thousand, ¥2,041,347 thousand and ¥2,558,513 thousand for the years ended December 31, 2002, 2003 and 2004, respectively.
During the first quarter of 2000, the Company and its subsidiaries approved a plan to upgrade substantially all of its 450 MHz distribution systems to 750 MHz during the years ending December 31, 2000 and 2001. The Company identified certain electronic components of their distribution systems that were replaced in connection with the upgrade and, accordingly, adjusted the remaining useful lives of such electronics in accordance with the upgrade schedule. The effect of such changes in the remaining useful lives resulted in additional depreciation expense of approximately ¥484 million for the year ended December 31, 2002. Additionally, after giving effect to the accelerated depreciation, the net loss per share increased by approximately ¥(123) per share for the year ended December 31, 2002. Such upgrades had been substantially completed by December 31, 2002.

(f) Goodwill
Goodwill represents the difference between the cost of the acquired cable television companies and amounts allocated to the estimated fair value of their net assets. The Company performs an assessment of goodwill for impairment at least annually, and more frequently if an indicator of impairment has occurred, using a two-step process. The first step requires identification of reporting units and determination of the fair value for each individual reporting unit. The fair value of each reporting unit is then compared to the reporting unit’s carrying amount including assigned goodwill. To the extent a reporting unit’s carrying amount exceeds its fair value, the second step of the impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. If the implied fair value of a reporting unit’s goodwill is less than its carrying amount, an impairment loss is recorded. The Company performs its annual impairment test on the first day of October in each year. The Company has determined its reporting units to be the same as its reportable segments. The Company had no impairment charges of goodwill for the years ended December 31, 2002, 2003 and 2004.

(g) Long-Lived Assets
The Company and its subsidiaries’ long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company and its subsidiaries adopted SFAS No. 143 on January 1, 2003 and the adoption did not have a material effect on its results of operations, financial position or cash flows.

(h) Other Assets
Other assets include certain development costs associated with internal-use software capitalized, including external costs of material and services, and payroll costs for employees devoting time to the software projects.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred. Other assets also include deferred financing costs, primarily legal fees and bank facility fees, incurred to negotiate and secure the facility. These costs are amortized to interest expense using the effective interest method over the term of the facility. For additional information concerning the Company’s debt facilities, see Note 6.

(i) Derivative Financial Instruments
The Company uses certain derivative financial instruments to manage its foreign currency and interest rate exposure. The Company may enter into forward contracts to reduce its exposure to short-term (generally no more than one year) movements in exchange rates applicable to firm funding commitments that are denominated in currencies other than the Japanese yen. The Company uses interest rate risk management derivative instruments, such as interest rate swap and interest cap agreements, to manage interest costs to achieve an overall desired mix of fixed and variable rate debt. As a matter of policy, the Company does not enter into derivative contracts for trading or speculative purposes.
The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. SFAS No. 133, as amended, requires that all derivative instruments be reported on the balance sheet as either assets or liabilities measured at fair value. For derivative instruments designated and effective as fair value hedges, changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is recognized in earnings in the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value of cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is determined that the forecasted hedged transaction will no longer occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment, or (5) management determines that the designation of the derivative as a hedge instrument is no longer appropriate. Ongoing assessments of effectiveness are being made every three months.
The Company had several outstanding forward contracts with a commercial bank to hedge foreign currency exposures related to U.S. dollar-denominated equipment purchases and other firm commitments. As of December 31, 2002, 2003 and 2004, such forward contracts had an aggregate notional amount of ¥1,553,053 thousand, ¥3,134,242 thousand and ¥5,658,147 thousand, respectively, and expire on various dates through December 2005. The forward contracts have not been designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such forward contracts are closely related with the firm commitments designated in U.S. dollars, thus managing associated currency risk. Forward contracts not designated as hedges are marked to market each period. Included in other income, net, in the accompanying consolidated statements of operations are losses on forward contracts not designated as hedges of ¥11,589 thousand, ¥65,195 thousand and ¥72,223 thousand for the years ended December 31, 2002, 2003 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
In May 2003, the Company entered into several interest rate swap agreements and an interest rate cap agreement to manage variable rate debt as required under the terms of its facility agreement (see Note 6). These interest rate exchange agreements effectively convert ¥60 billion of variable rate debt based on TIBOR into fixed rate debt and mature on June 30, 2009. These interest rate exchange agreements are considered cash flow hedging instruments as they are expected to effectively convert variable interest payments on certain debt instruments into fixed payments. Changes in fair value of these interest rate agreements designated as cash flow hedges are reported in accumulated other comprehensive loss. The amounts will be subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debt affects earnings. The counterparties to the interest rate exchange agreements are banks participating in the facility agreement, therefore the Company does not anticipate nonperformance by any of them on the interest rate exchange agreements. In December 2004, the Company entered into a new debt facility, which replaced its former facility (see Note 6). Under the terms of the new facility, the Company was required to cancel certain interest rate swap agreements and an interest rate cap agreement with an aggregate notional amount of ¥24 billion, as the counterparties elected not to participate in the new facility. Such agreements were canceled in January 2005. As a result, these agreements are no longer considered cash flow hedging instruments and their respective fair value changes were reclassified into interest expense, net in the accompanying consolidated statements of operations for the year ended December 31, 2004. The remaining aggregate notional amount of ¥36 billion of interest rate swap agreements have been permitted to be carried over to the new facility as the counterparties are participants in the new facility. The Company has re-designated such interest swap agreements as cash flow hedging instruments.

(j) Severance and Retirement Plans
The Company and its subsidiaries have unfunded noncontributory defined benefit severance and retirement plans which are accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions.
     (k) Income Taxes
The Company and its subsidiaries account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     (l) Cable Television System Costs, Expenses and Revenues
The Company and its subsidiaries account for costs, expenses and revenues applicable to the construction and operation of cable television systems in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Currently, there is no significant system that falls in a prematurity period as defined by SFAS No. 51. Operating and programming costs in the Company’s consolidated statements of operations include, among other things, cable service related expenses, billing costs, technical and maintenance personnel and utility expenses related to the cable television network.
     (m) Revenue Recognition
The Company and its subsidiaries recognize cable television, high-speed Internet access, telephony and programming revenues when such services are provided to subscribers. Revenues derived from other sources are recognized when services are provided, events occur or products are delivered. Initial subscriber installation revenues are recognized in the period in which the related services are provided to the extent of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that the subscribers are expected to remain connected to the cable television system. Historically, installation revenues have been less than related direct selling costs, therefore such revenues have been recognized as installations are completed.
The Company and its subsidiaries provide poor reception rebroadcasting services to noncable television viewers suffering from poor reception of television waves caused by artificial obstacles. The Company and its subsidiaries enter into agreements with parties that have built obstacles causing poor reception for construction and maintenance of cable facilities to provide such services to the affected viewers at no cost to them during the agreement period. Under these agreements, the Company and its subsidiaries receive up-front, lump-sum compensation payments for construction and maintenance. Revenues from these agreements have been deferred and are being recognized in income on a straight-line basis over the agreement periods which are generally 20 years. Such revenues are included in revenue — other in the accompanying consolidated statements of operations.
See Note 5 for a description of revenue from affiliates related to construction-related sales and programming fees which are recorded in revenue — other in the accompanying consolidated statements of operations.
     (n) Advertising Expense
Advertising expense is charged to income as incurred. Advertising expense amounted to ¥4,425,004 thousand, ¥3,921,229 thousand and ¥2,915,403 thousand and for the years ended December 31, 2002, 2003 and 2004, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
     (o) Stock-Based Compensation
The Company and its subsidiaries account for stock-based compensation plans to employees using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25. (“FIN No. 44”). As such, compensation expense is measured on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company accounts for its stock-based compensation plans to nonemployees and employees of unconsolidated affiliated companies using the fair market value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue 00-12, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee (“EITF 00-12”). Under SFAS No. 123, the fair value of the stock based award is determined using the Black-Scholes option pricing method, which is remeasured each period end until a commitment date is reached, which is generally the vesting date. The fair value of the subscription rights and stock purchase warrants granted each year was calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends, volatility of 40%, risk-free rate of 3.0% and an expected life of three years. Expense associated with stock-based compensation for certain management employees is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Otherwise, compensation expense is generally amortized evenly over the vesting period. Compensation expense is recorded in operating costs and expenses for the Company’s employees and nonemployees and in equity in earnings of affiliates for employees of affiliated companies in the accompanying consolidated statements of operations.
SFAS No. 123 allows companies to continue to apply the provisions of APB No. 25, where applicable, and provide pro forma disclosure for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
for stock-based compensation plans to its employees and provide the pro forma disclosure required by SFAS No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per share for the years ended December 31, 2002, 2003 and 2004, if the Company had applied the fair value recognition provisions of SFAS No. 123 (Yen in thousands, except share and per share amounts):

	2002	2003	2004

Net income (loss), as reported	¥(7,542,676)	¥5,351,250	¥10,821,175
Add stock-based compensation expense included in reported net income (loss)	—	—	—
Deduct stock-based compensation expense determined under fair value based method for all awards, net of applicable taxes	(510,246)	(454,172)	(607,655)

Pro forma net income (loss)	¥(8,052,922)	¥4,897,078	¥10,213,520

Basic and diluted per share data:
Net income (loss) per share, as reported (Yen)	(1,917)	1,214	2,221
Net income (loss) per share, pro forma (Yen)	(2,047)	1,111	2,097
     (p) Earnings Per Share
Earnings per share (“EPS”) is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic EPS excludes dilution for potential ordinary shares and is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. Basic and diluted EPS are the same in 2002, 2003 and 2004, as all potential ordinary share equivalents, consisting of stock options, are anti-dilutive.
     (q) Segments
The Company reports operating segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 defined operating segments as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision-maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment.
The Company has determined that each individual consolidated subsidiary and unconsolidated managed equity affiliate SO is an operating segment because each SO represents a legal entity and serves a separate geographic area. The Company has evaluated the criteria for aggregation of the operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of its respective criteria. Accordingly, management has determined that the Company has one reportable segment, Broadband services.
     (r) Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Significant judgments and estimates include derivative financial instruments, depreciation and amortization costs, impairments of property and equipment and goodwill, income taxes and other contingencies. Actual results could differ from those estimates.
     (s) Recent Accounting Pronouncements
The FASB issued SFAS No. 123 (Revised 2004) (SFAS No. 123R) in December 2004. SFAS No. 123R is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and its related implementation guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We have not yet determined the impact SFAS No. 123R will have on our results of operations.
2. Acquisitions
The Company acquired varying interests in cable television companies during the periods presented. The Company utilized the purchase method of accounting for all such acquisitions and, accordingly, has allocated the purchase price based on the estimated fair value of the assets and liabilities of the acquired companies. The assets, liabilities and operations of such companies have been included in the accompanying consolidated financial statements since the dates of their respective acquisitions.
In January 2002, the Company purchased additional shares of its affiliate J-COM Media Saitama during a capital call for ¥500,000 thousand and purchased shares from existing shareholders of its affiliate J-COM Urawa-Yono for ¥10,080 thousand. After the purchases, the Company’s equity ownership increased to a 50.2% controlling interest in J-COM Media Saitama and a 50.10% controlling interest in J-COM Urawa-Yono. These transactions have been treated as step-acquisitions. The results of operations for both J-COM Media Saitama and J-COM Urawa-Yono have been included as a consolidated entity from January 1, 2002.
In March 2002, the Company purchased additional shares in its affiliate, @NetHome Co., Ltd (“@NetHome”), from SC at a price per share of ¥55,000 or ¥527,670 thousand and all of the shares held by At Home Asia-Pacific for ¥1.4 billion. After the purchases, the Company had an 87.4% equity interest in @NetHome. The purchases have been accounted for as a step-acquisition. The operations for @NetHome have been included as a consolidated entity from April 1, 2002. In March 2004, the Company purchased from SC the remaining outstanding shares of @NetHome for ¥4,860 million. After the purchase, @NetHome became a wholly owned subsidiary of the Company. The purchase has been accounted for as a step-acquisition. The Company recorded approximately ¥4.0 billion of goodwill for the excess consideration over the fair value of the net assets and liabilities acquired in the 2004 step-acquisition.
In March 2004, the Company purchased a controlling interest in Izumi Otsu from certain of its shareholders. The total purchase price of such Izumi Otsu shares was ¥160,000 thousand and gave the Company a 66.7% interest. The results of Izumi Otsu have been included as a consolidated subsidiary from April 1, 2004. In August 2004, the Company and certain shareholders entered into an agreement and merged Izumi Otsu into the Company’s 84.2% consolidated subsidiary, J-COM Kansai. After the merger, the Company has an 84.0% equity interest in J-COM Kansai.
In July 2004, the Company purchased a 100% controlling interest in Cable System Engineering Corporation (“CSE”), whose business is cable network construction and installation. The total purchase price of CSE was ¥577,210 thousand. No goodwill was recognized in connection with this acquisition. The result of operations for CSE have been included from August 1, 2004.
The impact to revenue, net income (loss) and net income (loss) per share for the years ended December 31, 2002, 2003 and 2004, as if the transactions were completed as of the beginning of those years, is not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
The aggregate purchase price of the business combinations during the years ended December 31, 2002 and 2004 was allocated based upon fair values as follows (Yen in thousands):

	2002	2004

Cash, receivables and other assets	¥7,039,726	¥2,073,191
Property and equipment	16,565,501	791,856
Goodwill	3,690,538	4,228,117
Debt and capital lease obligations	(15,881,589)	—
Other liabilities	(6,110,058)	(1,395,471)

	¥5,304,118	¥5,697,693

3. Investments in Affiliates
The Company’s affiliates are engaged primarily in the Broadband services business in Japan. At December 31, 2004, the Company held investments in J-COM Shimonoseki (50.0%), J-COM Fukuoka (45.0%), Jupiter VOD Co. Ltd. (50.0%), Kansai Multimedia Service Co., Ltd. (“Kansai Multimedia”) (25.8%), CATV Kobe (20.4%) and Green City Cable TV Corporation (20.0%).
The carrying value of investments in affiliates as of December 31, 2003 and 2004 includes ¥730,910 thousand and ¥761,053 thousand of unamortized excess cost of investments over the Company’s equity in the net assets of the affiliates. All significant intercompany profits from these affiliates have been eliminated according to the equity method of accounting.
The carrying value of investments in affiliates as of December 31, 2003 and 2004 includes ¥2,019,000 thousand and ¥1,945,000 thousand of short-term loans the Company made to certain managed affiliates. The interest rate on these loans was 3.23% and 2.48% as of December 31, 2003 and 2004.
Condensed financial information of the Company’s unconsolidated affiliates at December 31, 2003, and 2004 and for each of the three years ended December 31, 2002, 2003 and 2004 are as follows (Yen in thousands):

	2003	2004

Combined Financial Position:
Property and equipment, net	¥29,696,602	¥29,578,096
Other assets, net	6,201,251	7,545,469

Total assets	¥35,897,853	¥37,123,565

Debt	¥17,998,825	¥15,577,345
Other liabilities	16,030,950	17,224,152
Shareholders’ equity	1,868,078	4,322,068

Total liabilities and equity	¥35,897,853	¥37,123,565

	2002	2003	2004

Combined Operations:
Total revenue	¥18,218,205	¥19,776,603	¥21,784,795
Operating, selling, general and administrative expenses	(13,001,409)	(13,430,881)	(15,080,471)
Depreciation and amortization	(3,180,977)	(3,682,641)	(4,164,827)

Operating income	2,035,819	2,663,081	2,539,497
Interest expense, net	(410,278)	(478,609)	(427,400)
Other expense, net	(558,636)	(1,013,158)	(428,107)

Net income	¥1,066,905	¥1,171,314	¥1,683,990

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
4. Goodwill and Other Assets
The changes in the carrying amount of goodwill, net, for the years ended December 31, 2003 and 2004 consisted of the following (Yen in thousands):

	2003	2004

Goodwill, net, beginning of year	¥139,827,277	¥139,853,596
Goodwill acquired during the year	26,319	4,228,117
Initial recognition of acquired tax benefits allocated to reduce goodwill of acquired entities (Note 8)	—	(3,422,995)

Goodwill, net, end of year	¥139,853,596	¥140,658,718

Other assets, excluding goodwill, at December 31, 2003 and 2004, consisted of the following (Yen in thousands):

	2003	2004

Lease and other deposits	¥4,295,947	¥4,313,742
Deferred financing costs	3,763,785	3,540,302
Capitalized computer software, net	3,022,557	3,351,115
Long-term loans receivable, net	300,380	270,885
Deferred tax assets	—	1,308,582
Other	1,664,560	1,797,757

Total other assets	¥13,047,229	¥14,582,383

5. Related Party Transactions
The Company purchases cable system materials and supplies from third-party suppliers and resells them to its subsidiaries and affiliates. The sales to unconsolidated affiliates amounted to ¥3,484,288 thousand, ¥2,888,046 thousand and ¥2,385,495 thousand for the years ended December 31, 2002, 2003 and 2004, respectively, and are included in revenue — other in the accompanying consolidated statements of operations.
The Company provides programming services to its subsidiaries and affiliates. The revenue from unconsolidated affiliates for such services provided and the related products sold amounted to ¥815,287 thousand, ¥1,092,724 thousand and ¥1,379,744 thousand for the years ended December 31, 2002, 2003 and 2004, respectively, and are included in revenue — other in the accompanying consolidated statements of operations.
The Company provides management services to its subsidiaries and managed affiliates. Fees for such services related to managed affiliates amounted to ¥390,434 thousand, ¥468,219 thousand and ¥521,670 thousand for the years ended December 31, 2002, 2003 and 2004, respectively, and are included in revenue — other in the accompanying consolidated statements of operations.
In July 2002, the Company began providing management services to Chofu Cable Inc. (“J-COM Chofu”), an affiliated company that is 92% jointly owned by LMI, Microsoft and SC. Fees for such services amounted to ¥29,590 thousand, ¥60,882 thousand and ¥87,446 thousand for the years ended December 31, 2002, 2003 and 2004 respectively, and are included in revenue — other in the accompanying consolidated statements of operations. As part of the 2004 refinancing, J-COM Chofu became party to the Company’s new debt facility (see Note 6). At December 31, 2004, the Company had advanced ¥4,030 million of short term loans to J-COM Chofu and the interest rate on these loans were 2.48%.
The Company purchases certain cable television programs from Jupiter Programming Co., Ltd. (“JPC”), an affiliated company jointly owned by SC and a wholly owned subsidiary of LMI. Such purchases, including purchases from JPC’s affiliates, amounted to ¥2,879,616 thousand, ¥3,155,139 thousand and ¥3,915,345 thousand for the years ended December 31, 2002, 2003 and 2004, respectively, and are included in operating and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
programming costs in the accompanying consolidated statements of operations. Additionally, the Company receives a distribution fee to carry the Shop Channel, a majority owned subsidiary of JPC, for the greater of a fixed rate per subscriber or a percentage of revenue generated through sales in the Company’s territory. Such fees amounted to ¥614,224 thousand, ¥939,438 thousand and ¥1,063,678 thousand for the years ended December 31, 2002, 2003 and 2004, respectively, and are included as revenue — other in the accompanying consolidated statements of operations.
The Company purchased stock of affiliated companies from SC in the amounts of ¥1,112,750 thousand, ¥0 thousand, and ¥5,091,864 thousand in the years ended December 31, 2002, 2003 and 2004, respectively.
AJCC K.K. (“AJCC”) is a subsidiary of SC and its primary business is the sale of home terminals and related goods to cable television companies. Sumisho Lease Co., Ltd. and Sumisho Auto Leasing Co., Ltd. (collectively “Sumisho leasing”) are a subsidiary and affiliate, respectively, of SC and provide to the Company various office equipment and vehicles. The Company and its subsidiaries’ purchases of such goods, primarily as capital leases, from both AJCC and Sumisho leasing, amounted to ¥10,074,639 thousand, ¥6,087,645 thousand and ¥12,621,284 thousand for the years ended December 31, 2002, 2003 and 2004, respectively.
The Company pays monthly fees to its affiliates, @NetHome and Kansai Multimedia, based on an agreed-upon percentage of subscription revenue collected by the Company from its customers for the @NetHome and Kansai Multimedia services. Payments made to @NetHome under these arrangements, prior to it becoming a consolidated subsidiary, amounted to ¥1,585,691 thousand for the years ended December 31, 2002. Payments made to Kansai Multimedia under these arrangements amounted to ¥2,882,494 thousand, ¥3,226,764 thousand and ¥3,380,148 thousand for the years ended December 31, 2002, 2003 and 2004, respectively. Such payments are included in operating and programming costs in the accompanying consolidated statements of operations. In March 2002, @Net Home became a consolidated subsidiary of the Company (see Note 2). Therefore, since April 1, 2002, through @NetHome, the Company receives the monthly fee from its unconsolidated affiliates. Such service fees amounted to ¥480,356 thousand, ¥1,071,891 thousand and ¥1,242,550 thousand for the years ended December 31, 2002, 2003 and 2004, respectively, and are included in revenue-subscription fees in the accompanying consolidated statements of operations.
The Company has management service agreements with SC and LMI under which officers and management level employees are seconded from SC and LMI to the Company, whose services are charged as service fees to the Company based on their payroll costs. The service fees paid to SC amounted to ¥571,319 thousand, ¥706,303 thousand and ¥784,122 thousand for the years ended December 31, 2002, 2003 and 2004, respectively. The service fees paid to LMI amounted to ¥761,009 thousand, ¥714,986 thousand and ¥665,354 thousand for the years ended December 31, 2002, 2003 and 2004, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
SC, LMI and Microsoft had long-term subordinated loans to the Company of ¥52,894,625 thousand, ¥52,894,625 thousand and ¥43,950,000 thousand, respectively, at December 31, 2003. In December 2004, the Company refinanced and replaced these subordinated shareholder loans under a new facility. See Note 6.
The Company pays fees on debt guaranteed by SC, LMI and Microsoft. The guarantee fees incurred were ¥413,128 thousand to SC, ¥361,627 thousand to LMI and ¥285,042 thousand to Microsoft for the year ended December 31, 2002. The guarantee fees incurred were ¥84,224 thousand to SC, ¥73,470 thousand to LMI and ¥51,890 thousand to Microsoft for the year ended December 31, 2003. The guarantee fees incurred were ¥41,071 thousand to SC, ¥41,071 thousand to LMI and ¥16,332 thousand to Microsoft for the year ended December 31, 2004. Such fees are included in interest expense, net-related parties in the accompanying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
consolidated statements of operations. In December 2004 these guarantees were replaced by a guarantee facility with a syndicate of lenders. See Note 6.
6. Long-term Debt
A summary of long-term debt as of December 31, 2003 and 2004 is as follows (Yen in thousands):

	2003	2004

¥140 billion Facility term loans, due fiscal 2005 — 2009	¥53,000,000	¥—
¥175 billion Facility term loans, due fiscal 2005 — 2011	—	130,000,000
Mezzanine Facility Subordinated loan due fiscal 2012	—	50,000,000
8 yr Shareholder Subordinated loans, due fiscal 2011	117,739,250	—
8 yr Shareholder Tranche B Subordinated loans, due fiscal 2011	32,000,000	—
0% unsecured loans from Development Bank of Japan, due fiscal 2005 — 2019	12,223,720	—
Unsecured loans from Development Bank of Japan, due fiscal 2005 — 2019, interest from 0.65% to 6.8%	3,895,400	—
0% secured loans from Development Bank of Japan, due fiscal 2005 — 2019	5,354,735	15,810,095
Secured loans from Development Bank of Japan, due fiscal 2005 — 2019, interest at 0.95% to 6.8%	—	3,614,200
0% unsecured loans from others, due fiscal 2012	57,090	50,170

Total	224,270,195	199,474,465
Less: current portion	(2,438,480)	(5,385,980)

Long-term debt, less current portion	¥221,831,715	¥194,088,485

2003 Financing
On January 31, 2003, the Company entered into a ¥140 billion bank syndicated facility for certain of its managed subsidiaries and affiliates (“¥140 billion Facility”). In connection with the ¥140 billion Facility, on February 6, 2003, the Company entered into eight-year subordinated loans with each of SC, LMI and Microsoft (“Principal Shareholders”), which initially aggregated ¥182 billion (“Shareholder Subordinated Loans”).
The ¥140 billion Facility was for the financing of Jupiter, sixteen of its consolidated managed affiliates and one managed affiliate accounted for under the equity method of accounting. The financing was used for permitted general corporate purposes, capital expenditures, financing costs and limited purchase of minority shares and capital calls of the affiliates participating in the ¥140 billion Facility.
The ¥140 billion Facility provided for term loans of up to ¥120 billion and a revolving loan facility up to ¥20 billion with the final maturity of June 30, 2009. ¥32 billion of the total term loan portion of the ¥140 billion Facility was considered provided by the shareholders under the Tranche B Subordinated Loans.
Interest was based on TIBOR, as defined in the ¥140 billion Facility, plus margin which changed based upon a leverage ratio of Total Debt to EBITDA as set forth in the ¥140 billion Facility agreement. At December 31, 2003, the interest rate was 2.83%. The Shareholder Subordinated Loans, which were subordinated to the ¥140 billion Facility, consisted of eight-year subordinated loans and eight-year Tranche B Subordinated Loans. The ¥140 billion Facility had requirements to make mandatory prepayments under specific circumstances as defined in the agreements. Such prepayments are designated as restricted cash on the consolidated balance sheets.
In May 2003, LMI and SC converted ¥32 billion of Shareholder Subordinated Loans for 750,250 shares of common stock of the company. At December 31, 2003, the interest rate was 2.08%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
In December 2003, a consolidated subsidiary of the Company became party to the ¥140 billion Facility. Immediately prior to this transaction, the consolidated subsidiary had outstanding ¥3,686,090 thousand to third-party creditors. In connection with this transaction, a third-party debt holder forgave ¥400,000 thousand of debt owed to it. As a result, the Company recorded a gain of ¥400,000 thousand in other non-operating income in the accompanying consolidated statement of operations for the year ended December 31, 2003. Additionally, the third-party debt holder was issued ¥500,000 thousand of preferred stock of the consolidated subsidiary in exchange for ¥500,000 thousand of debt owed to it (see Note 10). The remaining ¥2,686,090 thousand of third-party debt was repaid from proceeds of the ¥140 billion Facility.
In March 2004, the Company entered into additional shareholder subordinated loans of ¥2,431,000 thousand each with SC and LMI. The aggregate ¥4,862,000 thousand of loan proceeds were used for the purchase of the remaining shares of @NetHome (see Note 2). These additional shareholder subordinated loans had identical terms to the Shareholder Subordinated Loans discussed above.
In August 2004, LMI, SC and Microsoft made a capital contribution to the Company in the aggregate amount of ¥30,000 million. The proceeds of this contribution were used to repay an aggregate of ¥30,000 million of Shareholder Subordinated Loans owed respectively in the same amounts as contributed by LMI, SC and Microsoft (see Note 1).
2004 Refinancing
On December 15, 2004, for the purpose of the refinancing the ¥140 billion Facility, the Company entered into a ¥175 billion senior syndicated facility (“¥175 billion Facility”) which consists of a ¥130 billion term loan facility (“Term Loan Facility”), a ¥20 billion revolving facility (“Revolving Facility”) and a ¥25 billion guarantee facility (“Guarantee Facility”). Concurrently the Company entered into a ¥50 billion subordinated syndicated loan facility (“Mezzanine Facility”). Consistent with the ¥140 billion Facility, the ¥175 billion Facility will be utilized for the financing of Jupiter, sixteen of its consolidated managed affiliates, one managed affiliate under the equity method accounting and one managed affiliate, which the Company has no equity investment (“Jupiter Combined Group”). On December 21, 2004, the Company made full drawdowns from each of the ¥130 billion Term Loan Facility and the ¥50 billion Mezzanine Facility. The proceeds from the December 2004 drawdown were used to repay all outstanding loans under the ¥140 billion Facility and all outstanding Shareholder Subordinated Loans.
The ¥130 billion Term Loan Facility consists of a five year ¥90 billion Tranche A Term Loan Facility (“Tranche A Facility”) and a seven year ¥40 billion Tranche B Term Loan Facility (“Tranche B Facility”). Final maturity dates of the Tranche A Facility and Tranche B Facility are December 31, 2009 and December 31, 2011, respectively. Loan repayment of the Tranche A Facility and the Tranche B Facility commence on September 30, 2005 and March 31, 2009, respectively, each based on a defined rate reduction each quarter thereafter until maturity.
The ¥20 billion Revolving Facility will be available for drawdown until one month prior to its final maturity of December 31, 2009. A commitment fee of 0.50% per annum is payable on the unused available Revolving Facility during its availability period.
The ¥25 billion Guarantee Facility provides for seven years of bank guarantees on loans from the Development Bank of Japan owed by affiliates of the Jupiter Combined Group. The Guarantee Facility commitment reduces gradually according to the amount and schedule as defined in the ¥175 billion Facility agreement until final maturity at December 31, 2011. As of December 31, 2004 the guarantee commitment is ¥25 billion. Such guarantee commitment will be reduced to ¥23.1 billion by December 2005; ¥21.6 billion by December 2006; ¥20.0 billion by December 2007; ¥18.6 billion by December 2008; ¥17.2 billion by December 2009; ¥15.8 billion by December 2010; and to ¥13.2 billion by December 2011. A commitment fee of 0.50% per annum is payable on the unused available Guarantee Facility during its availability period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
Interest on the Tranche A Facility, Tranche B Facility and the Revolving Facility is based on TIBOR, as defined in the agreement, plus the applicable margin. Each facility’s applicable margin is reducing based upon a leverage ratio of Senior Debt to EBITDA as such terms are defined in the ¥175 billion Facility agreement. When the leverage ratio is greater than or equal to 4.0:1, the margin on the Tranche A Facility and the Revolving Facility is 1.50% per annum and the margin of the Tranche B Facility ranges from 1.80% to 2.00% per annum; when less than 4.0:1 but greater than or equal to 2.5:1 the margin on the Tranche A Facility and the Revolving Facility is 1.38% per annum and the margin of the Tranche B Facility ranges from 1.69% to 1.88% per annum; when less than 2.5:1 but greater than or equal to 1.5:1 the margin on the Tranche A Facility and the Revolving Facility is 1.25% per annum and the margin of the Tranche B Facility ranges from 1.58% to 1.75% per annum; and when less than 1.5:1 the margin on the Tranche A Facility and the Revolving Facility is 1.00% per annum and the margin of the Tranche B Facility ranges from 1.35% to 1.50% per annum. In regards to the fees due on the Guarantee Facility, when the leverage ratio is greater than 4.00:1, the interest rate is 3.00% per annum; when less than 4.00:1 but greater than or equal to 3.75:1 the interest rate is 2.00%; when less than 3.75:1 but greater than or equal to 3.50:1 the interest rate is 1.50%; when less than 3.50:1 but greater than or equal to 3.00:1 the interest rate is 1.00%; when less than 3.00:1 but greater than or equal to 2.00:1 the interest rate is 0.75%; and when less than 2.00:1, the interest rate is 0.50% per annum. As of December 31, 2004 the interest rates for the outstanding Tranche A Facility, Tranche B Facility, and Guarantee Facility, were 1.6%, 1.9%, and 1.0% respectively.
The ¥175 billion Facility has requirements to make mandatory prepayments in the amount equal to (1) 50% of the Group Free Cash Flow, as defined in the agreement, until the later of (a) March 31, 2007 and (b) the first quarter for which the ratio of Senior Debt to EBITDA, as defined in the agreement, is less than 2.50:1.00; (2) 50% of third party contributions received when the ratio of Senior Debt to EBITDA is greater than 4.00:1.00; (3) proceeds from the sale of assets exceeding ¥500 million that are not reinvested within six months; (4) insurance proceeds exceeding ¥500 million that are not used to repair or replace the damaged assets within twelve months; and (5) proceeds of any take-out securities as defined in the ¥175 billion Facility agreement. The ¥175 billion Facility requires the Jupiter Combined Group to comply with various financial covenants, such as Maximum Senior Debt to EBITDA Ratio, Maximum Senior Debt to Combined Total Capital Ratio, Minimum Debt Service Coverage Ratio and Minimum Interest Coverage Ratio as such terms are defined in the ¥175 billion Facility agreement. In addition, the ¥175 billion Facility contains certain limitations or prohibitions on additional indebtedness. Additionally, the ¥175 billion Facility requires the Company to maintain interest hedging agreements on at least 50% of the outstanding amounts under the Tranche A Facility. Due to the ¥175 billion Facility closing on December 15, 2004, the Company was not required to calculate financial covenants for the fiscal year 2004.
The Mezzanine Facility contains a bullet repayment upon final maturity at June 30, 2012. However, in the event of an IPO by the Company, there is a mandatory prepayment of the Mezzanine Facility of 100% from the proceeds of such IPO. Interest on the Mezzanine Facility is based on TIBOR, as defined in the agreement, plus an increasing margin. The initial margin is 3.25% per annum and increases 0.25% each successive three month period from closing up to a maximum margin of 9.00% per annum. The Mezzanine Facility has identical financial covenants as the ¥175 billion Facility.
As of December 31, 2004 the Company had ¥20 billion revolving loans available for immediate borrowing under the ¥175 billion Facility.
Development Bank of Japan Loans
The loans represent institutional loans from the Development Bank of Japan, which have been made available to telecommunication companies operating in specific local areas designated as “Teletopia” by the MIC to facilitate development of local telecommunication network. Requirements to qualify for such financing include use of optical fiber cables, equity participation by local/municipal government and guarantee by third parties,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
among other things. These loans are obtained by the Company’s subsidiaries and were primarily guaranteed, directly or indirectly, by SC, LMI and Microsoft. In connection with the 2004 refinancing described above, the guarantees by SC, LMI and Microsoft have been cancelled and replaced with guarantees pursuant to the Guarantee Facility.
Securities on Long-term Debt
At December 31, 2004, subsidiaries’ shares owned by the Company, trademark and franchise rights held by the Company and substantially all equipment held by the Company’s subsidiaries were pledged to secure the loans from the Development Bank of Japan and the Company’s bank facilities. The aggregate annual maturities of long-term debt outstanding at December 31, 2004 are as follows (Yen in thousands):

Year ending December 31,

2005	¥5,385,980
2006	11,648,720
2007	20,461,660
2008	31,474,610
2009	42,981,060
Thereafter	87,522,435

¥199,474,465

7. Leases
The Company and its subsidiaries are obligated under various capital leases, primarily for home terminals, and other noncancelable operating leases, which expire at various dates during the next seven years. See Note 5 for further discussion of capital leases from subsidiaries and affiliates of SC.
At December 31, 2003 and 2004, the amount of equipment and related accumulated depreciation recorded under capital leases were as follows (Yen in thousands):

	2003	2004

Distribution system and equipment	¥45,170,512	¥48,061,224
Support equipment and buildings	6,656,913	6,594,499
Less: accumulated depreciation	(22,111,664)	(24,129,460)
Other assets, at cost, net of depreciation	292,511	209,669

	¥30,008,272	¥30,735,932

Depreciation of assets under capital leases is included in depreciation and amortization in the accompanying consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
Future minimum lease payments under capital leases and noncancelable operating leases as of December 31, 2004 are as follows (Yen in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases

2005	¥10,479,258	¥901,131
2006	8,298,826	750,754
2007	5,997,212	626,332
2008	4,102,122	399,496
2009	2,810,622	383,100
More than five years	2,686,635	703,288

Total minimum lease payments	34,374,675	¥3,764,101

Less: amount representing interest (rates ranging from 1.10% to 5.99%)	(2,570,124)

Present value of net minimum payments	31,804,551
Less: current portion	(9,529,241)

Noncurrent portion	¥22,275,310

The Company and its subsidiaries occupy certain offices under cancelable lease arrangements. Rental expenses for such leases for the years ended December 31, 2002, 2003 and 2004, totaled ¥4,115,628 thousand, ¥4,134,249 thousand and ¥3,970,228 thousand, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Also, the Company and its subsidiaries occupy certain transmission facilities and use poles and other equipment under cancelable lease arrangements. Rental expenses for such leases for the years ended December 31, 2002, 2003 and 2004, totaled ¥7,323,538 thousand, ¥8,542,845 thousand and ¥8,943,602 thousand, respectively, and are included in operating costs and programming costs in the accompanying consolidated statements of operations.
8. Income Taxes
The Company and its subsidiaries are subject to Japanese national corporate tax of 30%, an inhabitant tax of 6% and a deductible enterprise tax of 10%, which in aggregate result in a statutory tax rate of 42%. On March 24, 2003, the Japanese Diet approved the Amendments to Local Tax Law, reducing the enterprise tax from 10.08% to 7.2%. The amendments to the tax rates will be effective for fiscal years beginning on or after April 1, 2004. Consequently, the statutory income tax rate will be lowered to approximately 40% for deferred tax assets and liabilities expected to be settled or realized on or after January 1, 2005 for the Company.
All pretax income/loss and related tax expense/benefit are derived solely from Japanese operations. Income tax expense for the years ended December 31, 2002, 2003 and 2004 is as follows (Yen in thousand):

	2002	2003	2004

Current	¥256,763	¥209,805	¥1,812,786
Deferred	—	—	45,591

Income tax expense	¥256,763	¥209,805	¥1,858,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
The effective rates of income tax (benefit) expense relating to losses (income) incurred differs from the rate that would result from applying the normal statutory tax rates for the years ended December 31, 2002, 2003 and 2004 is as follows:

	2002	2003	2004

Normal effective statutory tax rate	(42.0)%	42.0%	42.0%
Adjustment to deferred tax assets and liabilities for enacted changes in tax laws and rates	—	—	0.1
Increase/(decrease) in valuation allowance	42.0	(41.2)	(27.4)
Other	3.5	3.0	—

Effective tax rate	3.5%	3.8%	14.7%

The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2003 and 2004 are as follows (Yen in thousands):

	2003	2004

Deferred tax assets:
Operating loss carryforwards	¥29,921,448	¥21,649,833
Deferred revenue	14,165,581	14,455,010
Lease obligation	12,452,252	12,721,820
Retirement and other allowances	1,390,741	1,459,068
Investment in affiliates	794,896	567,766
Accrued expenses and other	2,485,228	3,978,505

Total gross deferred tax assets	61,210,146	54,832,002
Less: valuation allowance	(45,846,086)	(35,240,909)

Deferred tax assets	15,364,060	19,591,093

Deferred tax liabilities:
Property and equipment	12,680,631	13,796,923
Tax deductible goodwill	633,155	—
Other	2,050,274	2,416,766

Total gross deferred tax liabilities	15,364,060	16,213,689

Net deferred tax assets	¥—	¥3,377,404

The net changes in the total valuation allowance for the years ended December 31, 2002, 2003 and 2004 were decreases of ¥8,985,905 thousand, ¥6,543,162 thousand and ¥10,605,177 thousand, respectively.
Current deferred tax assets in the amount of ¥2,068,822 thousand are included in prepaid expenses and non-current deferred tax assets in the amount of ¥1,308,582 thousand are included in other in non-current assets in the accompanied consolidated balance sheet at December 31, 2004.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize its deferred tax assets net of existing valuation allowance. The Company had ¥343,918 thousand of tax deductible goodwill as of December 31, 2004.
The amount of unrecognized tax benefits at December 31, 2003 and 2004 acquired in connection with business combinations were ¥12,000 million and ¥7,267 million (net of ¥3,423 million recognized during 2004),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
respectively. If the deferred tax assets are realized or the valuation allowance is reversed, the tax benefit realized is first applied to i) reduce to zero any goodwill related to acquisition, ii) second to reduce to zero other non-current intangible assets related to the acquisition and iii) third to reduce income tax expense. See Note 4.
At December 31, 2004, the Company and its subsidiaries had net operating loss carryforwards for income tax purposes of ¥54,124,581 thousand which were available to offset future taxable income. Net operating loss carryforwards, if not utilized, will expire in each of the next five years as follows (Yen in thousands):

Year ending December 31,

2005	¥17,501,242
2006	20,094,037
2007	—
2008	55,494
2009	10,751,591
2010-2011	5,722,217

¥54,124,581

9. Severance and Retirement Plans
Under unfunded severance and retirement plans, substantially all full-time employees terminating their employment after the three year vesting period are entitled, under most circumstances, to lump-sum severance payments determined by reference to their rate of pay at the time of termination, years of service and certain other factors. No assumptions are made for future compensation levels as the plans have flat-benefit formulas. As a result, the accumulated benefit obligation and projected benefit obligation are the same. December 31, 2004 was used as the measurement date.
Net periodic cost of the Company and its subsidiaries’ plans accounted for in accordance with SFAS No. 87 for the years ended December 31, 2002, 2003 and 2004, included the following components (Yen in thousands):

	2002	2003	2004

Service cost — benefits earned during the year	¥205,094	¥257,230	¥265,608
Interest cost on projected benefit obligation	35,074	40,159	40,120
Recognized actuarial loss	232,507	158,371	463,216

Net periodic cost	¥472,675	¥455,760	¥768,944

The reconciliation of beginning and ending balances of the benefit obligations of the Company and its subsidiaries’ plans accounted for in accordance with SFAS No. 87 are as follows (Yen in thousands):

	2003	2004

Change in benefit obligation:
Benefit obligation, beginning of year	¥1,606,371	¥2,006,011
Service cost	257,230	265,608
Interest cost	40,159	40,120
Acquisitions (Note 2)	—	30,630
Actuarial loss	158,371	432,586
Benefits paid	(56,120)	(93,288)

Benefit obligation, end of year	¥2,006,011	¥2,681,667

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
The weighted-average discount rate used in the determination of projected benefit obligation and net pension cost of the Company and its subsidiaries’ plans as of and for the year ended December 31, 2002, 2003, and 2004 is as follows:

	2002	2003	2004
Projected benefit obligation
Discount rate	2.5%	2.0%	2.0%
Net pension cost
Discount rate	3.0%	2.0%	2.0%
The estimated future benefit payments are (Yen in thousands):

Estimated Future Benefit Payments

2005	¥105,753
2006	116,145
2007	172,494
2008	138,000
2009	167,641
2010 to 2014	996,298

¥1,696,331

In addition, employees of the Company and certain of its subsidiaries participate in a multi-employer defined benefit plan. The Company contributions to this plan amounted to ¥324,521 thousand, ¥342,521 thousand and ¥292,546 thousand for the years ended December 31, 2002, 2003 and 2004, respectively, and are included in provision for retirement allowance in selling, general and administrative expenses in the accompanying consolidated statements of operations.
10. Redeemable Preferred Stock
On December 29, 2003, in connection with being included as a party to the ¥140 billion Facility, a consolidated subsidiary of the Company issued ¥500,000 thousand of preferred stock to a third-party in exchange for debt owed to that third party. All or a part of the preferred stock can be redeemed after 2010, up to a half of the preceding year’s net income, at the holder’s demand. The holder of the preferred stock has a priority to receive dividends, however, the amount of such dividends will be decided by the subsidiary’s board of directors and such dividend will not exceed ¥1,000 per preferred stock for any fiscal year and will not accumulate.
11. Shareholders’ Equity

Dividends
Under the Japanese Commercial Code (the “Code”), the amount available for dividends is based on retained earnings as recorded on the books of the Company maintained in conformity with financial accounting standards of Japan. Certain adjustments not recorded on the Company’s books are reflected in the consolidated financial statements for reasons described in Note 1. At December 31, 2004, the accumulated deficit recorded on the Company’s books of account was ¥16,024,828 thousand. Therefore, no dividends may be paid at the present time.
The Code provides that an amount equivalent to at least 10% of cash dividends paid and other cash outlays resulting from appropriation of retained earnings be appropriated to a legal reserve until such reserve and the additional paid-in capital equal 25% of the issued capital. The Code also provides that neither additional paid-in capital nor the legal reserve are to be used for cash dividends, but may be either (i) used to reduce a capital deficit, by resolution of the shareholders; (ii) capitalized, by resolution of the Board of Directors; or (iii) used

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
for purposes other than those provided in (i) and (ii), such as refund made to shareholders or acquisition of treasury stocks, but only up to an amount equal to the additional paid-in capital and the legal reserve less 25% of the issued capital, by resolution of the shareholders. The Code provides that at least one-half of the issue price of new shares be included in capital.

Stock-Based Compensation Plans
The Company maintains subscription-rights option plans and stock purchase warrant plans for certain directors, corporate auditors and employees of the Company’s consolidated managed franchises and to directors, corporate auditors and employees of the Company’s unconsolidated managed franchises and other non-employees (collectively the “Jupiter Option Plans”). The Company’s board of directors and shareholders approved the grant of the Company’s ordinary shares at an initial exercise price of ¥92,000 per share. The exercise price is subject to adjustment upon an effective IPO to the lower of ¥92,000 per share or the IPO offering price.
Under Jupiter Option Plans, the number of ordinary shares issuable will be adjusted for stock splits, reverse stock splits and certain other recapitalizations and the subscription rights will not be exercisable until the Company’s ordinary shares are registered with the Japan Securities Dealers Association or listed on a stock exchange. Non-management employees will, unless the grant agreement provides otherwise, vest in two years from date of grant. Management employees will, unless the grant agreement provides otherwise, vest in four equal installments from date of grant. Options under the Jupiter Option Plans generally expire 10 years from date of grant, currently ranging from August 23, 2010 to August 23, 2012.
The Company has accounted for awards granted to the Company’s and its consolidated managed franchises’ directors, corporate auditors and employees under APB No. 25 and FIN No. 44. Based on the Company’s estimated fair value per ordinary share, there was no intrinsic value at the date of grant under the Jupiter Option Plans. As the exercise price at the date of grant is uncertain, the Jupiter Option Plans are considered variable awards. Under APB No. 25 and FIN 44, variable awards will have stock compensation recognized each period to the extent the market value of the ordinary shares granted exceeds the exercise price. The Company will be subject to variable accounting for grants to employees under the Jupiter Option Plans until all options granted are exercised, forfeited, or expired. At December 31, 2002, 2003 and 2004, the market value of the Company’s ordinary shares did not exceed the exercise price and no compensation expense was recognized.
The Company has accounted for awards granted to directors, corporate auditors and employees of the Company’s unconsolidated managed franchises and to other non-employees, in accordance with SFAS No. 123 and EITF 00-12. As a result of cancellations, options outstanding to directors, corporate auditors and employees of the Company’s unconsolidated managed franchises and to other non-employees were 23,338 ordinary shares, 21,916 ordinary shares and 11,476 ordinary shares at December 31, 2002, 2003 and 2004, respectively. The Company recorded compensation expense related to the directors, corporate auditors and employees of the Company’s unconsolidated managed franchises and other non-employees of ¥64,058 thousand, ¥117,359 thousand and ¥93,484 thousand for the years ended December 31, 2002, 2003 and 2004, respectively, which has been included in selling, general and administrative expense for the Company’s non-employees and in equity in earnings of affiliates for employees of affiliated companies in the accompanying consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
The following table summarizes activity under the Jupiter Option Plans:

	2002	2003	2004

Outstanding at beginning of the year	132,712	159,004	191,764
Granted	30,576	41,958	29,730
Canceled	(4,284)	(9,198)	(8,418)

Outstanding at end of the year	159,004	191,764	213,076

Weighted average exercise price	¥92,000	¥92,000	¥92,000

Weighted average remaining contractual life	8.0 years	7.4 years	6.6 years

Options exercisable, end of period	—	—	—

Weighted average fair value of options granted	¥14,604	¥18,340	¥24,545

12. Fair Value of Financial Instruments
For financial instruments other than long-term loans, lease obligations and interest rate swap agreements, the carrying amount approximates fair value because of the short maturity of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt and capital lease obligations at December 31, 2003 and 2004 are as follows (Yen in thousands):

	2003		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	¥224,270,195	¥220,114,532	¥199,474,465	¥199,127,222
Lease obligation	31,130,629	32,328,048	31,804,551	30,125,734
Interest rate swap agreements	694,745	694,745	8,204	8,204
13. Supplemental Disclosures to Consolidated Statements of Cash Flows

	2002	2003	2004

	(Yen in thousands)
Cash paid during the year for:
Interest	¥4,696,332	¥4,408,426	¥8,588,285

Income tax	¥—	¥378,116	¥323,144

Cash acquisitions of new subsidiaries:
Fair value of assets acquired	¥20,135,417	¥—	¥1,688,442
Liabilities assumed	21,991,647	—	1,245,532

Cash paid, net of cash acquired	¥(1,856,230)	¥—	¥442,910

Property acquired under capital leases during the year	¥10,990,909	¥6,057,250	¥12,561,285

Conversion of long-term debt into equity	¥—	¥32,260,750	¥—

14. Commitments
In connection with the September 1, 2000 acquisition of Titus Communications Corporation (“Titus”), Microsoft and the Company entered into a gain recognition agreement with respect to the Titus shares and assets acquired. The Company agreed not to sell during any 18-month period, without Microsoft consent, any shares of Titus, or sell any of Titus’ assets, valued at $35 million or more, in a transaction that would result in taxable income to Microsoft. Microsoft will retain this consent right until the earlier of June 30, 2006 or the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUPITER TELECOMMUNICATIONS CO., LTD. AND SUBSIDIARIES — (Continued)
date Microsoft owns less than 5% of the Company’s ordinary shares and Microsoft has sold, in taxable transactions, 80% of the Company’s ordinary shares issued to it in connection with the Titus acquisition.
The Company has guaranteed payment of certain bank loans for its equity method affiliate investee, CATV Kobe, and its cost method investee Bay Communications Inc. The guarantees are based on an agreed-upon proportionate share of the bank loans among certain of the entities’ shareholders, considering each of their respective equity interest. The term of the guarantee ranges from 5 to 12 years and the aggregate guaranteed amounts were ¥796,233 thousand, ¥722,531 thousand and ¥179,072 thousand as of December 31, 2002, 2003 and 2004, respectively. Management believes that the likelihood the Company would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.
15. Subsequent Events
On February 9, 2005, the Company entered into a share purchase agreement to purchase from Microsoft, LMI, and SC all of their interest in J-COM Chofu, as well as all of the equity interest owned by Microsoft in Tu-Ka Cellular Tokyo, Inc. and Tu-Ka Cellular Tokai, Inc. (“Tu-Ka”) on or about February 25, 2005. The Company will pay approximately $24 million (approximately ¥2,500 million) to Microsoft, approximately ¥972 million to LMI and approximately ¥940 million to SC for their respective Chofu or Tu-Ka shares. Consideration for J-COM Chofu shares will be in cash at closing, and the Tu-Ka shares will be transferred in exchange for a non-interest-bearing promissory note to Microsoft that is payable 5 business days after a successful IPO in Japan by the Company.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Jupiter Programming Co. Ltd.:
We have audited the accompanying consolidated balance sheets of Jupiter Programming Co. Ltd. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Programming Co., Ltd. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
Tokyo, Japan
March 4, 2005

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2004

	2003	2004

	(Yen in thousands)
ASSETS
Current assets:
Cash and cash equivalents:
Related party	¥2,350,000	¥3,100,000
Other	2,554,768	2,252,611
Accounts receivable (less allowance for doubtful accounts of ¥10,618 thousand in 2003 and ¥7,723 thousand in 2004):
Related party	307,160	380,826
Other	3,036,190	4,298,811
Retail inventories	2,235,952	2,999,404
Program rights and language versioning, net (Note 3)	646,758	599,480
Deferred income taxes (Note 13)	1,165,550	1,334,560
Prepaid and other current assets	378,606	401,840

Total current assets	12,674,984	15,367,532
Investments (Note 4)	3,359,563	6,929,961
Property and equipment, net (Note 5)	2,012,286	5,327,068
Software development costs, net (Note 6)	1,450,388	1,902,244
Program rights and language versioning, excluding current portion, net (Note 3)	140,372	86,289
Goodwill (Note 8)	188,945	470,131
Other intangible assets, net (Note 7)	59,393	251,959
Deferred income taxes (Note 13)	236,975	357,606
Other assets, net	506,321	680,365

Total assets	¥20,629,227	¥31,373,155

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)

	2003	2004

	(Yen in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 12)	¥46,000	¥—
Obligations under capital leases, current installments (related party) (Note 11)	329,764	290,031
Accounts payable:
Related party	485,416	557,851
Other	3,722,456	4,848,307
Accrued liabilities
Related party	232,172	276,938
Other	1,228,563	1,515,453
Income taxes payable	1,516,200	2,191,203
Advances from affiliate	—	938,000
Other current liabilities	517,910	512,501

Total current liabilities	8,078,481	11,130,284
Long-term debt (Note 12):
Related party	2,016,000	1,000,000
Other	4,000,000	4,000,000
Obligations under capital leases, excluding current installments (related party) (Note 11)	174,946	823,170
Accrued pension and severance cost (Note 14)	216,611	284,796
Deferred income taxes (Note 13)	—	81,380

Total liabilities	14,486,038	17,319,630

Minority interests	1,539,900	3,055,893

Shareholders’ equity (Note 15):
Common stock, no par value; 2003 — authorized 450,000 shares; issued and outstanding 336,680 shares
2004 — authorized 460,000 shares; issued and outstanding 360,680 shares	16,834,000	11,434,000
Additional paid-in capital	—	6,788,054
Accumulated deficit	(12,230,711)	(7,207,717)
Accumulated other comprehensive loss	—	(16,705)

Total shareholders’ equity	4,603,289	10,997,632

Total liabilities and shareholders’ equity	¥20,629,227	¥31,373,155

See accompanying notes to consolidated financial statements.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2002, 2003 and 2004

	2002	2003	2004

	(unaudited)
	(Yen in thousands)
Revenues:
Retail sales, net	¥27,432,871	¥38,699,329	¥50,010,854
Television programming revenue:
Related party	1,457,731	1,655,215	1,762,782
Other	4,247,036	5,802,030	6,664,584
Services and other revenue:
Related party	524,849	755,244	866,157
Other	634,336	906,453	1,176,418

Total revenues	34,296,823	47,818,271	60,480,795

Operating costs and expenses:
Cost of retail sales:
Related party	1,251,413	1,597,880	2,212,430
Other	15,141,176	21,658,902	28,038,763
Cost of programming and distribution:
Related party	851,475	2,487,545	2,742,401
Other	5,417,193	6,271,783	7,482,238
Selling, general and administrative expenses:
Related party	895,979	943,439	1,318,449
Other	6,728,610	8,532,952	10,084,322
Depreciation and amortization	1,107,040	1,210,163	1,380,432

Total operating expenses	31,392,886	42,702,664	53,259,035

Operating income	2,903,937	5,115,607	7,221,760
Other income (expense):
Interest expense:
Related party	(77,899)	(60,073)	(45,258)
Other	(74,482)	(66,204)	(77,245)
Foreign exchange (loss) gain	(309,017)	(141,368)	126,572
Equity in (losses) income of equity method affiliates (Note 4)	(163,758)	(64,472)	22,888
Other (expense) income, net	(214,087)	9,763	(9,241)

Total other (expense) income	(839,243)	(322,354)	17,716

Income before income taxes and minority interests	2,064,694	4,793,253	7,239,476
Income tax expense (Note 13)	(703,947)	(1,519,225)	(2,951,446)
Minority interests in earnings, net of tax	(343,027)	(608,738)	(1,077,972)

Net income	¥1,017,720	¥2,665,290	¥3,210,058

See accompanying notes to consolidated financial statements.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years ended December 31, 2002, 2003 and 2004

	2002	2003	2004

	(unaudited)
	(Yen in thousands)
Common stock (Note 15):
Balance at beginning of year	¥16,834,000	¥16,834,000	¥16,834,000
Transfer from common stock	—	—	(8,400,000)
Issuance of common stock	—	—	3,000,000

Balance at end of year	16,834,000	16,834,000	11,434,000

Additional paid-in capital (Note 15):
Balance at beginning of year	—	—	—
Transfer from common stock	—	—	6,587,064
Issuance of common stock	—	—	3,000,000
Carryover basis adjustment related to LJS acquisition (Note 2)	—	—	(2,799,010)

Balance at end of year	—	—	6,788,054

Accumulated deficit:
Balance at beginning of year	(15,913,721)	(14,896,001)	(12,230,711)
Transfer from common stock	—	—	1,812,936
Net income	1,017,720	2,665,290	3,210,058

Balance at end of year	(14,896,001)	(12,230,711)	(7,207,717)

Accumulated other comprehensive income:
Balance at beginning of year	—	—	—
Unrecognized losses on derivative instruments (Note 9):
Unrealized holding losses arising during the year, net of tax benefit, ¥11,460 thousand in 2004	—	—	(16,705)

Balance at end of year	—	—	(16,705)

Treasury stock at cost:
Balance at beginning of year	—	—	—
Redemption of common stock, to be held as treasury stock (Note 15)	—	—	(6,000,000)
Issuance of treasury stock related to LJS acquisition (Note 2)	—	—	6,000,000

Balance at end of year	—	—	—

Total shareholders’ equity	¥1,937,999	¥4,603,289	¥10,997,632

Comprehensive income:
Net income for the year	¥1,017,720	¥2,665,290	¥3,210,058
Other comprehensive loss for the year, net of tax benefit, ¥11,460 thousand in 2004	—	—	(16,705)

Total comprehensive income	¥1,017,720	¥2,665,290	¥3,193,353

See accompanying notes to consolidated financial statements.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2003 and 2004

	2002	2003	2004

	(unaudited)
	(Yen in thousands)
Cash flows from operating activities:
Net income	¥1,017,720	¥2,665,290	¥3,210,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,107,040	1,210,163	1,380,432
Amortization of program rights and language versioning	1,298,054	1,570,670	1,732,435
Provision for doubtful accounts	1,501	1,975	(3,519)
Equity in losses (income) of equity method affiliates	163,758	64,472	(22,888)
Write-down of cost method investment	215,650	—	—
Deferred income taxes	(536,017)	(553,039)	(278,181)
Minority interest in earnings	343,027	608,738	1,077,972
Changes in assets and liabilities, net of effects of acquisitions:
Purchase of program rights and language versioning	(1,433,219)	(1,608,392)	(1,631,074)
Increase in accounts receivable	(515,809)	(740,650)	(1,307,561)
(Increase) decrease in retail inventories, net	(777,383)	252,870	(763,453)
Increase (decrease) in accounts payable	1,242,235	777,510	883,283
Increase in accrued liabilities	169,642	425,674	263,015
Increase in income taxes payable	939,964	369,587	674,288
Other, net	457,341	210,947	(22,218)

Net cash provided by operating activities	3,693,504	5,255,815	5,192,589
Cash flows from investing activities:
Capital expenditures	(1,378,218)	(1,299,228)	(3,886,668)
Acquisition of subsidiary, net of cash acquired	(188,844)	—	(391,887)
Investments in affiliates	(626,050)	(1,259,945)	(748,500)
Other, net	(113,998)	4,500	—

Net cash used in investing activities	(2,307,110)	(2,554,673)	(5,027,055)
Cash flows from financing activities:
Proceeds (repayments) on short-term debt	—	46,000	(46,000)
Proceeds from advances from affiliate	—	—	938,000
Proceeds from issuance of long-term debt	60,000	4,040,000	—
Principal payments on long-term debt	—	(4,000,000)	(176,000)
Principal payments on obligations under capital leases	(527,935)	(460,262)	(429,014)
Proceeds from issuance of common stock	—	—	6,000,000
Payments to acquire treasury stock	—	—	(6,000,000)

Net cash used in financing activities	(467,935)	(374,262)	286,986
Net effect of exchange rate changes on cash and cash equivalents	(25,895)	(23,095)	(4,677)

Net increase in cash and cash equivalents	892,564	2,303,785	447,843
Cash and cash equivalents at beginning of year	1,708,419	2,600,983	4,904,768

Cash and cash equivalents at end of year	¥2,600,983	¥4,904,768	¥5,352,611

Supplemental information:
Cash paid during the year for:
Income taxes	¥299,999	¥1,702,678	¥2,551,301
Interest	152,381	126,277	90,711
Acquisition of BBF (Note 2)
Fair value of assets acquired (including cash acquired of ¥158,113 thousand)	—	—	705,657
Fair value of liabilities assumed	—	—	(87,657)
Accrued estimated additional purchase consideration	—	—	(68,000)
Non-cash activities:
Assets acquired under capital leases	5,457	142,644	1,037,505
Acquisition of LJS through issuance of treasury stock (Note 2)	—	—	3,200,990
Elimination of long-term loan from LJS	—	—	840,000
See accompanying notes to consolidated financial statements.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Summary of Significant Accounting Policies and Practices

(a)	Description of Business
Jupiter Programming Co. Ltd. (the “Company”) and its subsidiaries (hereafter collectively referred to as “JPC”) invest in, develop, manage and distribute television programming to cable and satellite systems in Japan. Jupiter Shop Channel Co., Ltd (“Shop Channel”), through which JPC markets and sells a wide variety of consumer products and accessories, is JPC’s largest channel in terms of revenue, comprising approximately 80%, 81%, and 83%, of total revenues for the years ended December 31, 2002, 2003 and 2004, respectively. JPC’s business activities are conducted in Japan and serve the Japanese market.
The Company is owned 50% by Liberty Media International, Inc. (“LMI”) through its wholly owned subsidiaries Liberty Programming Japan, Inc. (43%) and Liberty Programming Japan II LLC (7%), and 50% by Sumitomo Corporation. The Company was incorporated in 1996 in Japan under the name Kabushiki Kaisha Jupiter Programming, Jupiter Programming Co. Ltd. in English.

(b)	Basis of Consolidated Financial Statements
The consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the year ended December 31, 2002, as well as the related footnote disclosures for that year, are unaudited. These consolidated financial statements for 2002 have been prepared on a consistent basis with the 2003 and 2004 consolidated financial statements and reflect all adjustments that in the opinion of management are necessary to present the results of operations and cash flows for 2002 in accordance with the accounting principles generally accepted in the United States of America.
The Company and its subsidiaries maintain their books of account in accordance with accounting principles generally accepted in Japan. The consolidated financial statements presented herein have been prepared in a manner and reflect certain adjustments that are necessary to conform them to accounting principles generally accepted in the United States of America. The major areas requiring such adjustment are accounting for derivative instruments and hedging activities, accounting for assets held under finance lease arrangements, accounting for goodwill and other intangible assets, employers’ accounting for pensions, accounting for compensated absence, accounting for deferred taxes, accounting for cooperative marketing arrangements and certain customer discounts, and accounting for the non-cash contribution of Liberty J Sports, Inc., from LMI.

(c)	Principles of Consolidation
The consolidated financial statements include the financial statements of the Company and all of its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
JPC accounts for investments in variable interest entities in accordance with the provisions of the Revised Interpretation of the FASB Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities”, issued in December 2003. The Revised Interpretation of FIN No. 46 provides guidance on how to identify a variable interest entity (“VIE”), and determines when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if any. VIEs created after December 31, 2003 must be accounted for under FIN No. 46R. For nonpublic companies, FIN No. 46R must be applied to all VIEs created before January 1, 2004 that are subject to this Interpretation by the beginning of the first annual period beginning after December 15, 2004. There has been no material effect to JPC’s consolidated financial statements from potential VIEs entered into after December 31, 2003 and there was no impact from the adoption of the deferred provisions effective January 1, 2005.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Cash Equivalents
Cash equivalents consist of highly liquid debt instruments with an initial maturity of three months or less from the date of purchase.

(e)	Allowance for doubtful accounts
Allowance for doubtful accounts is computed based on historical bad debt experience and includes estimated uncollectible amounts based on an analysis of certain individual accounts, including claims in bankruptcy.

(f)	Retail Inventories
Retail Inventories, consisting primarily of products held for sale on Shop Channel, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

(g)	Program Rights and Language Versioning
Rights to programming acquired for broadcast on the programming channels and language versioning are stated at the lower of cost and net realizable value. Program right licenses generally state a fixed time period within which a program can be aired, and generally limit the number of times a program can be aired. The licensor retains ownership of the program upon expiration of the license. Programming rights and language versioning costs are amortized over the license period for the program rights based on the nature of the contract or program. Where airing runs are limited, amortization is generally based on runs usage, where usage is unlimited, a straight line basis is used as an estimate of actual usage for amortization purposes. Certain sports programs are amortized fully upon first airing. Such amortization is included in programming and distribution expense in the accompanying consolidated statements of operations.
The portion of unamortized program rights and language versioning costs expected to be amortized within one year is classified as a current asset in the accompanying consolidated balance sheets.

(h)	Investments
For those investments in affiliates in which JPC’s voting interest is 20% to 50% and JPC has the ability to exercise significant influence over the affiliates’ operations and financial policies, the equity method of accounting is used. Under this method, the investment is originally recorded at cost and is adjusted to recognize JPC’s share of the net earnings or losses of its affiliates. JPC recognizes its share of losses of an equity method affiliate until its investment and net advances, if any, are reduced to zero and only provides for additional losses in the event that it has guaranteed obligations of the equity method affiliate or is otherwise committed to provide further financial support.
The difference between the carrying value of JPC’s investment in the affiliate and the underlying equity in the net assets of the affiliate is recorded as equity method intangible assets where appropriate and amortized over a relevant period of time, or as residual goodwill. Equity method goodwill is not amortized but continues to be reviewed for impairment in accordance with APB No. 18, which requires that an other than temporary decline in value of an investment be recognized as an impairment loss.
Investments in other securities carried at cost represent non-marketable equity securities in which JPC’s ownership is less than 20% and JPC does not have the ability to exercise significant influence over the entities’ operation and financial policies.
JPC evaluates its investments in affiliates and non-marketable equity securities for impairment due to declines in value considered to be other than temporary. In performing its evaluations, JPC utilizes various sources of information, as available, including cash flow projections, independent valuations and, as applicable, stock

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
price analysis. In the event of a determination that a decline in value is other than temporary, a charge to income is recorded for the loss, and a new cost basis in the investment is established.

(i)	Derivative Financial Instruments
Under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, entities are required to carry all derivative instruments in the consolidated balance sheets at fair value. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding the instrument. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in income in the period of change.
JPC uses foreign exchange forward contracts to manage currency exposure, resulting from changes in foreign currency exchange rates, on purchase commitments for contracted programming rights and other contract costs and for forecasted inventory purchases in U.S. dollars. JPC enters into these contracts to hedge its U.S. dollar denominated net monetary exposures. Hedges relating to purchase commitments for contracted programming rights and other contract costs may qualify for hedge accounting under the hedging criteria specified by SFAS No. 133. However prior to January 1, 2004, JPC elected not to designate any qualifying transactions as hedges. For certain qualifying transactions entered into since January 1, 2004, JPC has designated the transactions as cash flow hedges and the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive loss. For JPC’s foreign exchange forward contracts that do not qualify for hedge accounting under the hedging criteria specified by SFAS No. 133, changes in the fair value of derivatives are recorded in the consolidated statement of operations in the period of the change.
JPC does not, as a matter of policy, enter into derivative transactions for the purpose of speculation.

(j)	Property and Equipment
Property and equipment are stated at cost.
Depreciation and amortization is generally computed using the straight line method over the estimated useful lives of the respective assets as follows:

Furniture and fixtures	2-20 years
Leasehold and building improvements	3-18 years
Equipment and vehicles	2-15 years
Buildings	37-50 years
Equipment under capital leases is initially stated at the present value of minimum lease payments. Equipment under capital leases is amortized using the straight line method over the shorter of the lease term and the estimated useful lives of the respective assets, which generally range from three to nine years.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k)	Software Development Costs
JPC capitalizes certain costs incurred to purchase or develop software for internal use. Costs incurred to develop software for internal use are expensed as incurred during the preliminary project stage, including costs associated with making strategic decisions and determining performance and system requirements regarding the project, and vendor demonstration costs. Labor costs incurred subsequent to the preliminary project stage through implementation are capitalized. JPC also expenses costs incurred for internal use software projects in the post implementation stage such as costs for training and maintenance. The capitalized cost of software is amortized straight-line over the estimated useful life, which is generally two to five years.

(l)	Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over fair value of net assets of businesses acquired. In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting for business combinations and establishes certain criteria for the recognition of intangible assets separately from goodwill. Under SFAS No. 142 goodwill is no longer amortized, but instead is tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead are tested for impairment until their life is determined to be no longer indefinite.
JPC performs its annual impairment test for goodwill and indefinite-life intangible assets at the end of each year. JPC completed its annual impairment tests at December 31, 2002, 2003 and 2004, respectively, with no indication of impairment identified.

(m)	Long-Lived Assets and Long-Lived Assets to Be Disposed Of
JPC accounts for long-lived assets in accordance with the provisions of SFAS No. 144. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles with definite useful lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value is determined by independent third party appraisals, projected discounted cash flows, or other valuation techniques as appropriate.
In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June  15, 2002. JPC adopted SFAS No. 143 on January 1, 2003 and the adoption did not have a material effect on its results of operations, financial position or cash flows.

(n)	Accrued Pension and Severance Costs
The Company and certain of its subsidiaries provide a Retirement Allowance Plan (“RAP”) for eligible employees. The RAP is an unfunded retirement allowance program in which benefits are based on years of service which in turn determine a multiple of final monthly compensation. JPC accounts for the RAP in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, JPC employees participate in an Employees’ Pension Fund (“EPF”) Plan. The EPF Plan is a multi-employer plan consisting of approximately 120 participating companies, mainly affiliates of Sumitomo Corporation. The plan is composed of substitutional portions based on the pay-related part of the old age pension benefits prescribed by the Welfare Pension Insurance Law in Japan, and corporate portions based on contributory defined benefit pension arrangements established at the discretion of the Company and its subsidiaries. Benefits under the EPF Plan are based on years of service and the employee’s compensation during the five years before retirement.
The assets of the EPF Plan are co-mingled and no assets are separately identifiable for any one participating company. JPC accounts for the EPF Plan in accordance with the provisions of SFAS No. 87, governing multi-employer plans. Under these provisions, JPC recognizes a net pension expense for the required contribution for each period and recognizes a liability for any contributions due but unpaid at the end of each period. Any shortfalls in plan funding are charged to participating companies on a ‘share-of-contribution’ basis through ’special contributions’ spread over a period of years determined by the EPF Plan as being appropriate.

(o)	Revenue Recognition
Retail sales. Revenue from sales of products by Shop Channel is recognized when the products are delivered to customers, which is when title and risk of loss transfers. Shop Channel’s retail sales policy allows merchandise to be returned at the customers’ discretion, generally up to 30 days after the date of sale. Retail sales revenue is reported net of discounts, and of estimated returns, which are based upon historical experience.
Television Programming Revenue. Television programming revenue includes subscription and advertising revenue.
Subscription revenue is recognized in the periods in which programming services are provided to cable and satellite subscribers. JPC’s channels distribute programming to individual satellite platform subscribers through an agreement with the platform operator which provides subscriber management services to channels in return for a fee based on subscription revenues. Individual subscribers pay a monthly fee for programming channels under the terms of rolling one-month subscription contracts. Cable service providers generally pay a per-subscriber fee for the right to distribute JPC’s programming on their systems under the terms of generally annual distribution contracts. Subscription revenue is recognized net of satellite platform commissions and certain cooperative marketing and advertising funds paid to cable system operators. Satellite platform commissions for the years ended December 31, 2002, 2003 and 2004 were ¥843,335 thousand, ¥1,580,945 thousand and ¥1,639,055 thousand, respectively. Cooperative marketing and advertising funds paid to cable system operators for the years ended December 31, 2002, 2003 and 2004 were ¥80,289 thousand, ¥174,432 thousand and ¥225,572 thousand, respectively.
The Company generates advertising revenue on all of its programming channels except Shop Channel. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast on JPC’s programming channels.
Services and Other Revenue. Services and other revenue mainly comprises cable and advertising sales fees and commissions, and technical broadcast facility and production services provided by the Company and certain subsidiaries, and is recognized in the periods in which such services are provided to customers.

(p)	Cost of Retail Sales
Cost of retail sales consists of the cost of products marketed to customers by Shop Channel, including write-downs for inventory obsolescence, shipping and handling costs and warehouse costs. Product costs are recognized as cost of retail sales in the accompanying consolidated statements of operations when the products are delivered to customers and the corresponding revenue is recognized.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)	Cost of Programming and Distribution
Cost of programming and distribution consists of costs incurred to acquire or produce programs airing on the channels distributed to cable and satellite subscribers. Distribution costs include the costs of delivering the programming channels via satellite, including the costs incurred for uplink services and use of satellite transponders, and payments made to cable and satellite platforms for carriage of Shop Channel.

(r)	Advertising Expense
Advertising expense is recognized as incurred and is included in selling, general and administrative expenses or, if appropriate, as a reduction of subscription revenue. Cooperative marketing costs are recognized as an expense to the extent that an identifiable benefit is received and the fair value of the benefit can be reasonably measured, otherwise as a reduction of subscription revenue. Advertising expense included in selling, general and administrative expenses for the years ended December 31, 2002, 2003 and 2004 was ¥1,062,757 thousand, ¥1,003,836 thousand and ¥1,333,596 thousand, respectively.

(s)	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(t)	Foreign Currency Transactions
Assets and liabilities denominated in foreign currencies are translated at the applicable current rates on the balance sheet dates. All revenue and expenses denominated in foreign currencies are converted at the rates of exchange prevailing when such transactions occur. The resulting exchange gains or losses are reflected in other income (expense) in the accompanying consolidated statements of operations.

(u)	Use of Estimates
Management of JPC has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period, to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to such estimates and assumptions include valuation allowances for accounts receivable, retail inventories, investments, deferred tax assets, retail sales returns, and obligations related to employees’ retirement plans. Actual results could differ from estimates.

(v)	New Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges... .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during annual periods beginning after June 15, 2005. JPC does not expect the adoption of this statement will have a material effect on its consolidated financial statements.

(w)	Reclassification
Certain prior year amounts have been reclassified for comparability with the current year presentation.

(2)	Acquisitions
On May 1, 2002, JPC acquired 100% of the outstanding common stock of Misawa Satellite Broadcasting Ltd. (“MSB”), a television programming company. The aggregate purchase price was ¥188,844 thousand and was paid in cash. The acquisition was accounted for as a purchase. On January 1, 2003, JPC merged the business operations of MSB with its wholly-owned subsidiary, Jupiter Satellite Broadcasting Co., Ltd. MSB operated Home Channel and as a result of the acquisition, JPC is expected to increase direct-to-home revenue from the packages in which Home Channel was carried. The results of operations of MSB are included in the accompanying consolidated statements of operations from May  1, 2002 onward. Goodwill from the acquisition of MSB is not deductible for tax purposes.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of MSB (Yen in thousands):

Current assets	¥139,787
Goodwill	183,655

Total assets acquired	323,442
Current liabilities assumed	(134,598)

Net assets acquired	¥188,844

In addition to the goodwill recognized from the MSB transaction, ¥7,827 thousand of other goodwill was recorded in 2002.
In April 2004, JPC acquired all of the issued and outstanding common stock of Liberty J Sports, Inc. (“LJS”) from LMI, in exchange for 24,000 shares of JPC’s common stock held in treasury having a fair value, as determined by independent appraisal, of ¥250,000 per share. The aggregate purchase price amounted to ¥6,000,000 thousand. Immediately prior to the acquisition, LJS held 33.3% of the issued and outstanding shares of voting common stock of Jupiter Sports, Inc., with JPC holding the remaining 66.7%. Jupiter Sports Inc. is a holding company with its only principal asset, an investment, representing approximately 42.8% of the issued and outstanding voting common stock, in JSports Broadcasting Corporation (“JSB”). JSB is a sports channel broadcasting company currently operating three channels of various sports related contents. Jupiter Sports Inc. accounts for its investment in JSB using the equity method of accounting as it is able to exercise significant influence over the operations of JSB. As a result of the acquisition of LJS, JPC has increased its indirect ownership in JSB from 28.5% to 42.8%. Upon consummation of the acquisition, LJS was converted to a limited liability company with the Certificate of Conversion filed with the Secretary of State of Delaware, and renamed J Sports LLC.
The acquisition was consummated in concert with a series of capital transactions as described in Note 15 to the consolidated financial statements.
The Company has accounted for the acquisition to the extent of the ¥3,000,000 thousand cash paid to LMI in an earlier redemption of shares of common stock (see Note 15) in a manner similar to a partial step acquisition, reflecting the culmination of an earnings process on the part of LMI. Accordingly, the excess of

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
¥3,000,000 thousand over 50% of the fair value of the assets acquired and liabilities assumed with respect to the underlying investment in JSB has been recorded as a component of JPC’s investment in JSB and accordingly has been classified as equity method goodwill. Management has determined that the fair value of the assets acquired and liabilities assumed approximated their respective carrying values at the date of acquisition, and that there were no material intangible assets applicable to the underlying investment in JSB. The balance of the underlying investment acquired in JSB has been accounted for at historical cost using carryover basis with the difference of ¥3,000,000 thousand over such historical cost amount being reflected as a deduction from additional paid in capital. Goodwill from the acquisition is not deductible for tax purposes.
The following table summarizes the allocation of the acquisition consideration (Yen in thousands):

Purchase accounting:
50% of acquisition consideration	¥3,000,000
Fair value of 50% of underlying net assets acquired	200,990

Equity method goodwill	¥2,799,010

Carryover basis:
50% of acquisition consideration	¥3,000,000
Historical cost of 50% of underlying net assets acquired	200,990

Carryover basis adjustment to additional paid in capital	¥2,799,010

On December 28, 2004, JPC acquired 100% of the outstanding shares of BB Factory Corporation Ltd. (“BBF”), a television programming company. The aggregate purchase price is estimated to be ¥618,000 thousand, of which ¥550,000 thousand was paid in cash on December 28, 2004. The estimated additional purchase consideration of ¥68,000 has been accrued at December 31, 2004. The amount was determined with reference to the net asset value of BBF at January 31, 2005, pending final approval by both parties to the transaction. The additional purchase amount for BBF shall be settled in cash no later than March 31, 2005. The acquisition was accounted for as a purchase. JPC intends to sell access rights to the BBF broadcasting infrastructure to a new joint venture in which the JPC will hold a 50% interest. The new joint venture will be named Reality TV Japan, and was incorporated on January 26, 2005. BBF operated Channel BB and as a result of the acquisition, JPC expects to decrease funding requirements for Reality TV Japan due to its access to direct-to-home revenue from the packages in which Channel BB was carried. JPC has recognized intangible assets in the amount of ¥200,000 thousand representing estimated financial benefits from taking over Channel BB’s position in those packaging alliances, which it will amortize over a ten year period from 2005. The results of operations of BBF will be included in JPC’s consolidated statements of operations from January 1, 2005. Goodwill from the acquisition of BBF is not deductible for tax purposes.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of BBF (Yen in thousands).

Current assets	¥224,471
Intangible assets	200,000
Goodwill	281,186

Total assets acquired	705,657
Current liabilities assumed	(6,277)
Deferred tax liabilities	(81,380)

Net assets acquired	¥618,000

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Program Rights and Language Versioning
Program rights and language versioning as of December 31, 2003 and 2004 were composed of the following (Yen in thousands):

	2003	2004

Program rights	¥1,616,603	¥1,308,623
Language versioning	206,884	116,910

	1,823,487	1,425,533
Less accumulated amortization 557,638	(1,036,357)	(739,764)

	787,130	685,769
Less current portion	(646,758)	(599,480)

	¥140,372	¥86,289

Amortization expense related to program rights and language versioning for the years ended December 31, 2002, 2003 and 2004 was ¥1,298,054 thousand, ¥1,570,670 thousand and ¥1,732,435 thousand, respectively, which is included in cost of programming and distribution in the consolidated statements of operations in respective years.

(4)	Investments
Investments, including advances, as of December 31, 2003 and 2004 were composed of the following (Yen in thousands):

	2003		2004

	percentage	carrying	percentage	carrying
	ownership	amount	ownership	amount

Investments accounted for under the equity method:
Discovery Japan, Inc.	50.0%	¥281,692	50.0%	¥580,455
Animal Planet Japan, Co. Ltd.	33.3%	342,423	33.3%	223,510
InteracTV Co., Ltd.	42.5%	38,805	42.5%	38,586
JSports Broadcasting Corporation	28.5%	1,110,431	42.8%	4,045,414
AXN Japan, Inc.	35.0%	825,112	35.0%	879,630
Jupiter VOD Co., Inc.	—	—	50.0%	401,266

Total equity method investments		2,598,463		6,168,861
Investments accounted for at cost:
NikkeiCNBC Japan, Inc.	9.8%	100,000	9.8%	100,000
Kids Station, Inc.	15.0%	304,500	15.0%	304,500
AT-X, Inc.	12.3%	266,000	12.3%	266,000
Nihon Eiga Satellite Broadcasting Corporation	10.0%	66,600	10.0%	66,600
Satellite Service Co. Ltd.	12.0%	24,000	12.0%	24,000

Total cost method investments		761,100		761,100

		¥3,359,563		¥6,929,961

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following investments represent participation in programming businesses:

Discovery Japan, Inc., a general documentary channel;
Animal Planet Japan, Co. Ltd., an animal-specific documentary channel;
JSports Broadcasting Corporation, a sports channel business currently operating three channels;
AXN Japan, Inc., an action and adventure channel;
NikkeiCNBC Japan, Inc., a news service channel;
Kids Station, Inc., a children’s entertainment channel;
AT-X, Inc., an animation genre channel;
Nihon Eiga Satellite Broadcasting Corporation, a Japanese period drama and movie channels business currently operating two channels; and
Jupiter VOD Co., Inc. a multi-genre video on demand programming service
The following investments represent participation in broadcast license-holding companies through which channels are consigned to subscribers to the “CS110 degree East’ Direct-to-home satellite service:

InteracTV Co., Ltd., holds licenses for Movie Plus, Lala, Golf Network and Shop channels, among others;
Satellite Service Co. Ltd., holds licenses for Discovery and Animal Planet channels, among others.
The following reflects JPC’s share of earnings (losses) of investments accounted for under the equity method for the years ended December 31, 2002, 2003 and 2004 (Yen in thousands):

	2002	2003	2004

	(unaudited)
Discovery Japan, Inc.	¥(92,949)	¥143,445	¥298,763
Animal Planet Japan, Co. Ltd.	(260,929)	(311,673)	(283,913)
InteracTV Co., Ltd.	(1,142)	(1,272)	(219)
JSports Broadcasting Corporation	191,262	143,227	135,973
AXN Japan, Inc.	—	(38,199)	(43,982)
Jupiter VOD Co., Inc.	—	—	(83,734)

	¥(163,758)	¥(64,472)	¥22,888

In August 2003, the Company invested ¥863,311 thousand to acquire a 35% interest in AXN Japan, Inc. (“AXN”). During 2004 JPC provided cash loans in the amount of ¥98,500 thousand to AXN. AXN is an action and adventure entertainment channel that complements JPC’s channel businesses.
In December 2004, the Company invested ¥485,000 thousand and acquired a 50% voting interest in Jupiter VOD Co., Ltd. (“JVOD”). JVOD is a video on demand service that will begin providing on-demand video services primarily to digitized cable systems capable of receiving its service from January 2005.
The carrying amount of investments in affiliates as of December 31, 2003, included ¥751,940 thousand of excess cost of the investments over the Company’s equity in the net assets of AXN. The carrying amount of investments in affiliates as of December 31, 2004, included ¥751,940 thousand and ¥2,799,010 thousand of excess cost of the investments over the Company’s equity in the net assets of AXN and JSB, respectively. The amount of that excess cost represents “equity method goodwill.”
JPC holds 33.3% of the ordinary shares of Animal Planet Japan, Co. Ltd, and records its share of the earnings and losses in accordance with that ordinary shareholding ratio. The Company has funding obligations in accordance with its ordinary shareholding ratio up to a maximum of ¥1,295,250 thousand. During the years ended December 31, 2003 and 2004, the Company invested ¥370,000 thousand and ¥165,000 thousand, respectively, and had made an aggregate investment of ¥1,295,000 thousand as of December 31, 2004, in

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Animal Planet Japan, Co. Ltd. JPC’s funding obligations for this investment have been substantially fulfilled. JPC and Animal Planet Japan, Co. Ltd.’s other shareholders are currently preparing a revised business plan and funding agreement for this investment.
The aggregate cost of JPC’s cost method investments totaled ¥761,100 thousand at December 31, 2004. JPC estimated that the fair value of each of those investments exceeded the cost of the investment, and therefore concluded that no impairment had occurred.
Financial information for the companies in which the Company has an investment accounted for under the equity method is presented as combined as the companies are similar in nature and operate in the same business area. Condensed combined financial information is as follows (Yen in thousands):

	2003	2004

Combined financial position at December 31,
Current assets	¥6,747,882	¥8,533,233
Other assets	1,780,915	634,175

Total assets	¥8,528,797	¥9,167,408

Current liabilities	¥2,983,359	¥3,056,756
Other liabilities	2,543,293	1,413,948
Shareholders’ equity	3,002,145	4,696,704

Total liabilities and shareholders’ equity	¥8,528,797	¥9,167,408

	2002	2003	2004

	(unaudited)
Combined operations for the year ended December 31,
Revenues	¥16,034,608	¥15,256,112	¥21,682,192
Operating expenses	15,720,997	15,270,229	21,998,685

Operating income (loss)	313,611	(14,117)	(316,493)
Other income, net, including income taxes	364,935	319,099	783,921

Net income	¥678,546	¥304,982	¥467,428

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property and Equipment
Property and equipment as of December 31, 2003 and 2004 were comprised of the following (Yen in thousands):

	2003	2004

Furniture and fixtures	¥143,364	¥187,233
Leasehold and building improvements	671,028	1,362,537
Equipment and vehicles	2,698,152	4,295,113
Buildings	—	851,485
Land	437,147	437,147
Construction in progress	253,678	183,254

	4,203,369	7,316,769
Less accumulated depreciation and amortization	(2,191,083)	(1,989,701)

	¥2,012,286	¥5,327,068

Property and equipment include assets held under capitalized lease arrangements (Note 11). Depreciation and amortization expense related to property and equipment for the years ended December 31, 2002, 2003 and 2004 was ¥699,332 thousand, ¥734,930 thousand and ¥772,907 thousand, respectively.

(6)	Software Development Costs
Capitalized software development costs for internal use as of December 31, 2003 and 2004 are as follows (Yen in thousands):

	2003	2004

Software development costs	¥2,722,942	¥3,773,137
Less accumulated amortization	(1,272,554)	(1,870,893)

	¥1,450,388	¥1,902,244

Significant software development additions during 2003 and 2004 included development of Shop Channel core system and e-commerce infrastructure, and further development of a sales receivables management system, all of which are for internal use.
Aggregate amortization expense for the years ended December 31, 2002, 2003 and 2004 was ¥355,727 thousand, ¥451,327 thousand and ¥584,340 thousand, respectively.

(7)	Intangibles
Intangible assets acquired during the year ended December 31, 2004 totaled ¥214,936 thousand. The weighted average amortization period is ten years. (Note 2)

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The details of intangible assets other than software and goodwill at December 31, 2003 and 2004 were as follows (Yen in thousands):

	2003	2004

Intangible assets subject to amortization, net of accumulated amortization of ¥6,420 thousand in 2003 and ¥28,417 thousand in 2004:
Channel packaging arrangements	¥—	¥200,000
Other	54,525	46,886

	54,525	246,886
Other intangible assets not subject to amortization:	4,868	5,073

Total other intangible assets	¥59,393	¥251,959

Channel packaging arrangements represent estimated value to be derived from existing channel position in packaging alliances on the direct-to-home satellite distribution platform, and are being amortized over their estimated useful life of ten years. The aggregate amortization expense of other intangible assets subject to amortization for the years ended December 31, 2002, 2003 and 2004 was ¥36,177 thousand, ¥1,802 thousand and ¥22,257 thousand, respectively. The future estimated amortization expenses for each of five years relating to amounts currently recorded in the consolidated balance sheet are as follows (Yen in thousands):

Year ending December 31,
2005	¥45,892
2006	26,146
2007	22,466
2008	22,466
2009	22,466

(8)	Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2002, 2003 and 2004 were as follows (Yen in thousands):

	2002	2003	2004

	(unaudited)
Balance at beginning of year	¥—	¥191,482	¥188,945
Acquisitions	191,482	—	281,186
Adjustment	—	(2,537)	—

Balance at end of year	¥191,482	¥188,945	¥470,131

A breakdown of the goodwill recorded during 2002 and 2004 is provided in note 2 and is summarized as follows:

2002	Misawa Satellite Broadcasting Co	¥191,482 thousand
2004	BB Factory	¥281,186 thousand

(9)	Derivative Instruments and Hedging Activities
JPC uses foreign exchange forward contracts that extend 3 to 52 months to manage currency exposure, resulting from changes in foreign currency exchange rates, on purchase commitments for contracted programming rights and other contract costs and for forecasted inventory purchases in U.S. dollars. JPC enters into these contracts to hedge its U.S. dollar denominated monetary exposures.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JPC does not enter into derivative financial transactions for trading or speculative purposes.
JPC is exposed to credit-related losses in the event of non-performance by the counterparties to derivative financial instruments, but they do not expect the counterparties to fail to meet their obligations because of the high credit rating of the counterparties.
For certain qualifying transactions entered into from January 1, 2004, JPC designates the transactions as cash flow hedges and the effective portion of the gain or loss on the derivative instrument is reported as a component of other accumulated comprehensive loss. The amount of hedge ineffectiveness recognized currently in foreign exchange gain was not material for the year ended December 31, 2004. These amounts are reclassified into earnings through loss (gain) on forward exchange contracts when the hedged items impact earnings. Accumulated losses, net of taxes, of ¥16,705 thousand are included in accumulated other comprehensive loss at December 31, 2004, and will be reclassified into earnings within twelve months. No cash flow hedges were discontinued during the year ended December 31, 2004 as a result of forecasted transactions that are no longer probable to occur.
JPC has entered into foreign exchange forward contracts designated but not qualified as hedging instruments under SFAS No. 133 as a means of hedging certain foreign currency exposures. JPC records these contracts on the balance sheet at fair value. The changes in fair value of such instruments are recognized currently in earnings and are included in foreign exchange (loss) gain.
At December 31, 2003, the fair value of forward exchange contracts not designated as hedging instruments recognized in the balance sheet was a liability of ¥241,507 thousand. At December 31, 2004, the fair value of forward exchange contracts recognized in the balance sheet was a liability of ¥174,959 thousand and an asset of ¥18,813 thousand.

(10)	Fair Value of Financial Instruments
The carrying amounts for financial instruments in JPC’s consolidated financial statements at December 31, 2003 and 2004 approximate to their estimated fair values. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities, and other current liabilities (non-derivatives): The carrying amounts approximate fair value because of the short duration of these instruments.
Foreign exchange forward contracts: The carrying amount is reflective of fair value. The fair value of currency forward contracts is estimated based on quotes obtained from financial institutions. As at December 31, 2003, fair value of foreign exchange forward contracts of ¥241,507 thousand was included in the consolidated balance sheet under other current liabilities. As at December 31, 2004, fair value of foreign exchange forward contracts of ¥18,813 thousand was included in the consolidated balance sheet under other current assets, and ¥174,959 thousand was included under other current liabilities.
Long-term debt, including current maturities and short-term debt: The fair value of JPC’s long-term debt is estimated by discounting the future cash flows of each instrument by a proxy for rates expected to be incurred on similar borrowings at current rates. Borrowings bear interest based on certain financial ratios that determine a margin over Euroyen TIBOR, and are therefore variable. JPC believes the carrying amount approximates fair value based on the variable rates and currently available terms and conditions for similar debt.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Capital lease obligations, including current installments: The carrying amount is reflective of fair value. The fair value of JPC’s capital lease obligations is estimated by discounting the future cash flows of each instrument at rates currently offered to JPC by leasing companies.

(11)	Leases
JPC is obligated under various capital leases for certain equipment and other assets that expire at various dates, generally during the next five years. At December 31, 2003 and 2004, the gross amount of equipment and the related accumulated amortization recorded under capital leases were as follows (Yen in thousands):

	2003	2004

Equipment and vehicles	¥1,794,097	¥1,839,215
Others	99,667	126,368
Less accumulated amortization	(1,417,805)	(865,908)

	¥475,959	¥1,099,675

Amortization of assets held under capital leases is included with depreciation and amortization expense. Leased equipment is included in property and equipment (note 5).
Future minimum capital lease payments as of December 31, 2004 were as follows (Yen in thousands):

Year ending December 31,
2005	¥313,917
2006	247,663
2007	224,818
2008	190,961
2009	170,756
Thereafter	24,479

Total minimum lease payments	1,172,594
Less amount representing interest (at rates ranging from 1.25% to 2.6%)	(59,393)

Present value of future minimum capital lease payments	1,113,201
Less current installments	(290,031)

¥823,170

JPC also has several operating leases, primarily for office space, that expire over the next 10 years and a 30-year lease for land that expires in 29 years. Rent expense for the years ended December 31, 2002, 2003 and 2004 was ¥238,621 thousand, ¥275,264 thousand and ¥332,530 thousand, respectively.
The Company leases two principle office premises. JPC headquarters has a three-year lease agreement from August 2004, with a rolling two-year right of renewal that provides for annual rental costs of ¥245,118 thousand. Shop Channel has a 10-year agreement expiring in October 2013 with an annual rental cost of ¥185,905 thousand. These and other leases for office space are mainly cancelable upon six months notice. Accordingly, the schedule below detailing future minimum lease payments under non-cancelable operating leases includes the lease costs for the Company’s premises for only a six-month period.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future minimum lease payments for the noncancelable portion of operating leases as of December 31, 2004 were as follows (Yen in thousands):

Year ending December 31,
2005	¥293,418
2006	4,980
2007	4,980
2008	4,980
2009	4,980
Thereafter	111,635

Total minimum lease payments	¥424,973

(12)	Debt
Short-term debt at December 31, 2003 and 2004 consisted of the following (Yen in thousands):

	2003	2004

Promissory note	¥46,000	¥—

Short-term debt in 2003 represented a promissory note in the amount of ¥46,000 thousand due to Sony Pictures Entertainment (Japan) Inc. which was repaid by the due date of March 31, 2004.
Long-term debt at December 31, 2003 and 2004 consisted of the following (Yen in thousands):

	2003	2004

Borrowings from banks	¥4,000,000	¥4,000,000
Loans from shareholders	1,000,000	1,000,000
Loans from subsidiary minority shareholders	1,016,000	—

Total long-term debt	6,016,000	5,000,000
Less: current maturities	—	—

Long-term debt	¥6,016,000	¥5,000,000

At December 31, 2004, the Company had a ¥10,000,000 thousand credit facility (the “Facility”) available for immediate and full borrowing with a group of banks. The Facility, which is guaranteed by certain of the Company’s subsidiaries, comprises an ¥8,000,000 thousand five-year term loan and a ¥2,000,000 thousand 364-day revolving facility. Outstanding borrowings under the five-year term loan at December 31, 2003 and 2004 were ¥4,000,000 thousand. There were no borrowings outstanding under the 364-day revolving facility as of December 31, 2003 and 2004. The Company pays a commitment fee of 0.20% on undrawn borrowings of the Facility. Interest on outstanding borrowings is based on certain financial ratios and can range from Euroyen TIBOR + 0.75% to TIBOR + 2.00% for the five-year term loan and from TIBOR + 0.70% to TIBOR + 1.00% for the 364-day revolving facility. The interest rates charged at December 31, 2003 and 2004 for the five-year term loan and for the 364-day revolving facility were 0.83% and 0.835% and 0.78% and 0.785%, respectively.
The term loan portion of the Facility is available for immediate and full borrowing to be drawn upon until December 25, 2005. Repayment by installments begins on March 31, 2006, on a quarterly basis, equal to 10% of the outstanding balance at the end of the availability period, until fully repaid on June 25, 2008. The 364-day revolving facility was renewed on June 22, 2004 and is available for immediate and full borrowing until June 22, 2005, and repayment in full is due on that date.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Facility contains certain financial and other restrictive covenants. The financial covenants consist of: (i) EBITDA, as defined by the Facility agreement and reported on a Commercial Code of Japan basis, shall be equal to or exceed; for year 2004, ¥3,000,000 thousand; for year 2005, ¥3,500,000 thousand; for year 2006, ¥4,000,000 thousand; for year 2007, ¥5,000,000 thousand; and (ii) ‘Actual Amount of Investment’, as defined by the Facility agreement, shall not exceed ‘Maximum Amount of Investment’ as defined, provided that, in respect of a year, an amount equal to the excess of Maximum over Actual amount of investment shall be added to the Maximum Amount of Investment of the next following year. Maximum amounts of investment are defined relative to prior year EBITDA and other specified amounts.
Restrictive covenants contained in the Facility agreement include certain restrictions on: (i) creation of contractual security interests over the Company’s assets; (ii) sale of assets that would result in material adverse effect, or would comprise over 10% of total assets; (iii) corporate reorganization that would result in material adverse effect; (iv) sale of shares in principal subsidiaries; (v) distribution of dividends, repurchase of own shares, and repayment of subordinated loans; (vi) amendment of subordinated loan agreements; (vii) transactions with related parties other than in normal course of business, (viii) changes in fundamental nature of business; (ix) incursion of interest-bearing debt not contemplated in the Facility agreement; (x) transfer, creation of security interests on, or otherwise disposal of the Company’s shares; (xi) changes in control of the Company management by parent companies; (xii) purchase of shares in companies in unrelated business areas; and (xiii) changes in scope of the business of a particular subsidiary. JPC was in compliance with these covenants at December 31, 2004.
JPC has outstanding term borrowings of ¥500,000 thousand from each of LMI and Sumitomo Corporation. The borrowings are subordinated to the Facility described above. The borrowings bear interest at the higher of the rate applicable to the term loan portion of the Facility, and Japan Long Term Prime rate (1.85% and 1.55% at December 31, 2003 and 2004, respectively), and are due in full on July 26, 2008.
JPC had the following debt of certain subsidiaries due to minority shareholders in those subsidiaries:
As of December 31, 2003 JPC had outstanding borrowings of ¥836,000 thousand by Jupiter Sports Inc. due to Liberty J Sports, Inc., an indirect wholly owned subsidiary of LMI. The borrowings bore interest at the higher of the rate applicable to the term loan portion of the Facility and Japan Long Term Prime rate (1.85% at December 31, 2003), and was due in full on December 31, 2007. In April 2004, JPC acquired all of the issued and outstanding shares of Liberty J Sports, Inc. from LMI. Upon acquiring control, the outstanding borrowings were eliminated in consolidation of Liberty J Sports, Inc., which was subsequently renamed J Sports LLC. Note 2 provides further details of this acquisition.
As of December 31, 2003 JPC had outstanding borrowings of ¥180,000 thousand by Jupiter Shop Channel Co., Ltd. due to Home Shopping Network Inc. The borrowings bore interest at the Japan Short Term Prime rate (1.375% at December 31, 2003). The borrowings were due in full on December 31, 2005 and were repaid early in full in December 2004. No gain or loss was recognized on this repayment transaction.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2004 were as follows (Yen in thousands):

2004

Year ending December 31,
2005	¥—
2006	1,600,000
2007	1,600,000
2008	1,800,000
2009	—

Total debt	¥5,000,000

(13)	Income Taxes
The components of the provision for income taxes for the years ended December 31, 2002, 2003 and 2004 recognized in the consolidated statements of operations were as follows (Yen in thousands):

	2002	2003	2004

	(unaudited)
Current taxes	¥1,239,964	¥2,072,264	¥3,229,627
Deferred taxes	(536,017)	(553,039)	(278,181)

Income tax expense	¥703,947	¥1,519,225	¥2,951,446

All pre-tax income and income tax expense is related to operations in Japan. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2004 were presented below (Yen in thousands).

	2003	2004

Deferred tax assets:
Retail inventories	¥617,970	¥811,289
Property and equipment	195,223	297,238
Accrued liabilities	372,529	330,995
Enterprise tax payable	142,709	195,588
Unrealized foreign exchange	101,371	62,581
Equity method investments	711,645	944,389
Operating loss carryforwards	1,892,339	895,097
Others	270,394	320,361

	4,304,180	3,857,538
Less valuation allowance	(2,901,655)	(2,165,372)

Total deferred tax assets	1,402,525	1,692,166
Deferred tax liabilities:
Intangibles	—	(81,380)

Net deferred tax assets	¥1,402,525	¥1,610,786

The net changes in the total valuation allowance for the years ended December 31, 2002, 2003 and 2004 were decreases of ¥1,003,452 thousand, ¥1,970,667 thousand, and ¥736,283 thousand, respectively.

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or in which the operating losses are available for use. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefit of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of the future taxable income during the carryforward period are reduced.
At December 31, 2004, JPC and its subsidiaries had total net operating loss carryforwards for income tax purposes of approximately ¥2,199,795 thousand, which are available to offset future taxable income, if any. JPC’s subsidiaries are subject to taxation on a stand-alone basis and net operating loss carryforwards may not be utilized against other group company profits. Aggregated net operating loss carryforwards, if not utilized, expire as follows (Yen in thousands):

Year ending December 31,
2005	¥1,116,701
2006	143,308
2007	—
2008	—
2009	351,540
2010	229,485
2011	358,761

¥2,199,795

The Company and its subsidiaries were subject to Japanese National Corporate tax of 30%, an Inhabitant tax of 6% and a deductible Enterprise tax of 10%, which in aggregate result in a statutory tax rate of 42.1%. On March 24, 2003, the Japanese Diet approved the Amendments to Local Tax Law, reducing the standard enterprise tax rate from 10.08% to 7.2%. The amendments to the tax rates became effective for fiscal years beginning on or after April 1, 2004. Consequently, the statutory income tax rate was lowered to approximately 40.7% for deferred tax assets and liabilities expected to be settled or realized on or after January 1, 2005. As a result of the decrease in the statutory tax rate, when compared with the amounts based on the tax rate applied before this revision, the net deferred tax assets decreased by approximately ¥47,119 thousand at December 31, 2004. A reconciliation of the Japanese statutory income tax rate and the effective income tax rate as a

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
percentage of income before income taxes for the years ended December 31, 2002, 2003 and 2004 is as follows:

	2002	2003	2004

	(unaudited)
Statutory tax rate	42.1%	42.1%	42.1%
Non-deductible expenses	2.8	1.9	1.4
Change in valuation allowance	(27.1)	(9.9)	(1.2)
Income tax credits	—	—	(0.8)
Reduction of tax net operating loss due to intercompany transfer of assets	19.6	—	—
Additional tax deduction due to intercompany transfer of assets	(3.9)	(1.7)	(1.1)
Effect of tax rate change	—	—	0.7
Others	0.6	(0.7)	(0.3)

Effective income tax rate	34.1%	31.7%	40.8%

(14)	Accrued Pension and Severance Cost
Net periodic cost of the Company and its subsidiaries’ unfunded RAP accounted for in accordance with SFAS No. 87 for the years ended December 31, 2002, 2003 and 2004, included the following components (Yen in thousands):

	2002	2003	2004

	(unaudited)
Service cost — benefits earned during the year	¥43,652	¥44,743	¥49,768
Interest cost on projected benefit obligation	2,625	3,951	4,332
Recognized actuarial loss	10,341	15,972	24,317

Net periodic cost	¥56,618	¥64,666	¥78,417

The reconciliation of beginning and ending balances of the benefit obligations of the Company and its subsidiaries’ plans accounted for in accordance with SFAS No. 87 are as follows (Yen in thousands):

	2003	2004

Change in projected benefit obligations:
Benefit obligations, beginning of year	¥158,031	¥216,611
Service cost	44,743	49,768
Interest cost	3,951	4,332
Actuarial loss	15,973	24,317
Benefits paid	(6,087)	(10,232)

Projected benefit obligations, end of year	¥216,611	¥284,796

Accumulated benefit obligations, end of year	¥164,662	¥210,159

Actuarial gains and losses are recognized fully in the year in which they occur. The weighted-average discount rate used in determining net periodic cost of the Company and its subsidiaries’ plans was 2.50%, 2.00% and 2.00% for the years ended December 31, 2002, 2003 and 2004, respectively. The weighted-average discount rate used in determining benefit obligations as of December 31, 2003 and 2004 was 2.00%. Assumed salary

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
increases ranged from 1% to 4.1% depending on employees’ age for the years ended December 31, 2002, 2003 and 2004.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (Yen in thousands):

Year ending December 31,
2005	¥16,206
2006	25,570
2007	25,291
2008	29,482
2009	34,715
Years 2010-2014	174,596
JPC uses a measurement date of December 31 for all of its unfunded Retirement Allowance Plans.
In addition, employees of the Company and certain of its subsidiaries participate in a multi-employer defined benefit EPF plan. The Company contributions to this plan amounted to ¥56,976 thousand, ¥60,322 thousand, and ¥44,510 thousand for the years ended December 31, 2002, 2003 and 2004, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(15)	Shareholders’ Equity
The Commercial Code of Japan, provides that an amount equal to at least 10% of cash dividends and other cash appropriations paid be appropriated as a legal reserve until the aggregated amount of additional paid-in capital and the legal reserve equals 25% of the issued capital.
The Company paid no cash dividends for the years ended December 31, 2002, 2003 and 2004. The amount available for dividends under the Commercial Code of Japan is based on the unappropriated retained earnings recorded in the Company’s books of account and amounted to nil at December 31, 2004.
On January 30, 2004, the total number of JPC’s ordinary shares authorized to be issued was increased from 450,000 to 460,000 shares.
On March 5, 2004, JPC transferred ¥8,400,000 thousand of common stock to additional paid-in capital (¥6,587,064 thousand) and accumulated deficit (¥1,812,936 thousand). The transfer was approved by the Company’s stockholders in accordance with the Commercial Code of Japan, which allows a company to make a purchase of its own shares, as contemplated in the further transaction noted below, only from specified additional paid-in capital or retained earnings reserves. JPC purchased its own shares using the resulting additional paid-in capital, and elected at the same time to eliminate its accumulated deficit and generate positive retained earnings on a single entity basis. On a consolidated basis, JPC continued to show an accumulated deficit immediately after that transfer. Such transfer did not impact JPC’s total equity, cash position or liquidity. Had the Company been subject to corporate law generally applicable to United States companies for similar transactions, the accumulated deficit at December 31, 2004 would be ¥1,812,936 thousand more than the amount included in the accompanying consolidated financial statements.
During March and April 2004 the following capital transactions occurred and were based on an independent third party valuation of the common stock of JPC:

1) Issuance of 24,000 newly issued shares of common stock to Sumitomo Corporation at a rate of ¥250,000 per common share (¥6,000,000 thousand), ¥3,000,000 thousand of which was allocated to common stock with the remaining ¥3,000,000 thousand allocated to additional paid-in capital;

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2) Redemption of 12,000 shares of common stock from Sumitomo Corporation at a rate of ¥250,000 per common share (¥3,000,000 thousand) to be held as treasury stock;

3) Redemption of 12,000 shares of common stock from Liberty Programming Japan at a rate of ¥250,000 per common share (¥3,000,000 thousand) to be held as treasury stock;

4) Issuance of 24,000 shares of common stock held in treasury shares to Liberty Programming Japan II Inc. in return for 1,000 shares of common stock in Liberty J Sports Inc. Liberty J Sports Inc. was then converted to a limited liability company with the Certificate of Conversion filed with the Delaware Secretary of State, and was subsequently renamed J Sports LLC. J Sports LLC is a wholly owned subsidiary of JPC.

(16)	Related Party Transactions
JPC engages in a variety of transactions in the normal course of business. Significant related party balances, income and expenditures have been separately identified in the consolidated balance sheets and statements of operations. A list of related parties and a description of main types of transactions with each party follows:
Sumitomo Corporation, shareholder, and its subsidiaries: television programming advertising revenues, cost of retail sales, costs of programming and distribution, selling, general and administrative expenses for staff secondment fees, cash deposits, property and equipment capital leases, subordinated loans and interest thereon;
LMI, shareholder, and its subsidiaries: selling, general and administrative expenses for staff secondment fees and recharge of project development costs, subordinated loans and interest thereon;
Discovery Japan, Inc., and Animal Planet Japan, Co. Ltd, affiliate companies: services and other revenues from cable and advertising sales activities and broadcasting, marketing and office support services; costs of programming, distribution relating to direct-to-home subscription revenue and receipt of cash advances;
JSports Broadcasting Corporation, affiliate company: services and other revenues from cable and advertising sales activities and recovery of staff costs for seconded staff;
InteracTV Co., Ltd, affiliate company: pass through of direct-to-home television programming subscription revenues to JPC, costs of programming and distribution payments for transponder services;
Minority interests in Jupiter Golf Network, Co. Ltd, four companies holding total of 10.6%: television programming advertising revenues;
Home Shopping Network Inc.: minority shareholder loans and interest thereon;
Jupiter Telecommunications Co., Ltd, an affiliated company of LMI and Sumitomo Corporation at December 31, 2004, and an indirect consolidated subsidiary of LMI effective January 1, 2005: television programming cable subscription revenues, costs of programming and distribution for carriage of Shop Channel by cable systems.

(17)	Concentration of credit risk
As of December 31, 2003 and 2004, SkyPerfecTV, an unrelated party, and Jupiter Telecommunications Co., Ltd (“JCom”), a related party, agent for sales of programming delivered via satellite and most significant cable system operator, respectively, represented concentrations of credit risk for the Company. For the years ended December 31, 2002, 2003 and 2004, subscription revenues of ¥1,688,119 thousand, ¥2,888,163 thousand and ¥3,095,526 thousand, respectively, received through SkyPerfect TV, accounted for approximately 35%, 45% and 44%, respectively, of subscription revenues, and 5%, 6% and 5%, respectively, of total revenues. As of

JUPITER PROGRAMMING CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2002, 2003 and 2004, SkyPerfect TV accounted for approximately 7%, 5% and 6%, respectively, of accounts receivable.
For the years ended December 31, 2002, 2003 and 2004, subscription revenues of ¥1,207,749 thousand, ¥1,361,897 thousand and ¥1,464,167 thousand, respectively, received through JCom, accounted for approximately 25%, 21% and 21%, respectively, of subscription revenues, and 4%, 3% and 2%, respectively, of total revenues. As of December 31, 2002, 2003 and 2004, JCom accounted for approximately 7%, 6% and 3%, respectively, of accounts receivable.

(18)	Commitments, Other Than Leases
At December 31, 2004, JPC has commitments to purchase various program rights as follows (Yen in thousands):

Year ending December 31,
2005	¥1,131,527
2006	822,490
2007	37,864
2008	14,205

Total program rights purchase commitments	¥2,006,086

At December 31, 2004, JPC has commitments for transponder and uplink services as follows (Yen in thousands):

Year ending December 31,
2005	¥1,217,059
2006	1,265,173
2007	642,872
2008	523,984
2009	403,459
Thereafter	140,142

Total transponder and uplink services commitments	¥4,192,689

JPC contracts, through subsidiaries and affiliate licensed broadcasting companies, to utilize capacity on three satellites from two transponder service providers. JPC channels contract for a portion of the capacity available on a transponder according to the bandwidth needs of individual channels. Transponder service contracts are generally ten years in duration. Service fees are based on fixed rates or a fixed portion plus a variable portion based on platform subscriber numbers. Termination is possible on a channel-by-channel basis. One transponder service provider charges termination penalty fees, the other does not charge a fee until the last channel from one licensed broadcaster terminates. Due to the unclear nature of the responsibility for termination fees, commitments are disclosed for the full minimum commitment amounts under the service contracts.
JPC has capital equipment purchase commitments amounting to ¥2,024,206 thousand at December 31, 2004 that must be expended by December 31, 2005.

EXHIBIT INDEX

Exhibit No.	Description

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among New Cheetah, Inc. (now known as Liberty Global, Inc.), the Registrant, UnitedGlobalCom, Inc. (“UGC”), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 17, 2005)
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, dated April 2, 2004 (File No. 000-50671) (the “Form 10”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the “Form 10 Amendment”))
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)
4.3	Indenture, dated as of April 6, 2004, between UGC and The Bank of New York (incorporated by reference to Exhibit 4.1 to UGC’s Current Report on Form 8-K, dated April 6, 2004 (File No. 000-496-58) (the “UGC April 2004 8-K”))
4.4	Registration Rights Agreement, dated as of April 6, 2004, between UGC and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the UGC April 2004 8-K)
4.5	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (“UPC Broadband”) and UPC Financing Partnership (“UPC Financing”), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-496-58) (the “UGC 2004 10-K”))
4.6	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-496-58))
4.7	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-496-58))
4.8	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.9	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K

Exhibit No.	Description

4.10	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.11	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith
10 — Material Contracts:
10.1	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media Corporation (“Liberty”), the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.2	Form of Facilities and Services Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.3	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.4	Form of Tax Sharing Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.5	Form of Credit Facility between Liberty and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.6	Liberty Media International, Inc. 2004 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10 Amendment)
10.7	Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10 Amendment)
10.8	Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the Registrant’s common stock, dated July 14, 2004 (File No. 005-79904))
10.9	Form of Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated August 16, 2004 (File No. 000-50671) (the “LMI June 2004 10-Q”))
10.10	Form of Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the LMI June 2004 10-Q)
10.11	Liberty Media International, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.12	Description of Director Compensation Policy*
10.13	Form of Indemnification Agreement between the Registrant and its Directors*
10.14	Form of Indemnification Agreement between the Registrant and its Executive Officers*

Exhibit No.	Description

10.15	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-496-58) (the “UGC 2003 10-K”))
10.16	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.17	2003 Equity Incentive Plan of UGC, effective September 1, 2003 (incorporated by reference to Exhibit 10.9 to the UGC 2003 10-K)
10.18	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty (incorporated by reference to Exhibit 10.23 to the Form 10 Amendment)
10.19	Standstill Agreement between UGC and Liberty, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated January 5, 2004 (File No. 000-496-58))
10.20	Standstill Agreement among UGC, Liberty and the parties named therein, dated January 30, 2002 (terminated except as to (i) UGC’s obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.21)(incorporated by reference to Exhibit 10.9 to UGC’s Registration Statement on Form S-1, dated February 14, 2002 (File No. 333-82776))
10.21	Letter Agreement, dated November 12, 2003, between UGC and Liberty (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated November 12, 2003 (File No. 000-496-58))
10.22	Share Exchange Agreement, dated as of August 18, 2003, among Liberty and the Stockholders of UGC named therein (incorporated by reference to Exhibit 7(j) to Liberty’s Schedule 13D/ A with respect to UGC’s Class A common stock, dated August 21, 2003)
10.23	Amendment to Share Exchange Agreement, dated as of December 22, 2003, among Liberty and the Stockholders of UGC named on the signature pages thereto (incorporated by reference to Exhibit 4.5 to Liberty’s Registration Statement on Form S-3, dated December 24, 2003 (File No. 333-111564))
10.24	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-496-58) (the “UGC July 2004 8-K”))
10.25	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.26	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.27	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant*
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of KPMG AZSA & Co*
23.3	Consent of KPMG AZSA & Co*

Exhibit No.	Description

31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Treasurer*
31.3	Certification of Senior Vice President and Controller*
32 — Section 1350 Certification*

*	Filed herewith