Form 10-K/A
period 2004-12-31
LIBERTY MEDIA INTERNATIONAL INC
filed 2005-03-25
CIK 1284698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2004 in order to file (i) the consolidated financial statements of Torneos y Competencias S.A., an equity investee of the Registrant, and (ii) the consolidated financial statements of UnitedGlobalCom, Inc., an equity investee of the Registrant prior to January 1, 2004, each as required by Rule 3-09 of Regulation S-X. In addition, this Form 10-K/A reflects certain changes to the Registrant’s Selected Financial Data. Accordingly, the Registrant hereby amends and replaces in their entirety Items 6 and 15 of its Annual Report on Form 10-K for the year ended December 31, 2004.
* * *

i-1

LIBERTY MEDIA INTERNATIONAL, INC.
FORM 10-K/A
(Amendment No. 1)

Page

PART II
Item 6.	Selected Financial Data	II-2
PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1

i-2

Item 6.	SELECTED FINANCIAL DATA.
The following tables present selected historical financial information of (i) certain international cable television and programming subsidiaries and assets of Liberty (LMC International), for periods prior to the June 7, 2004 spin off transaction, whereby LMI’s common stock was distributed on a pro rata basis to Liberty’s stockholders as a dividend, and (ii) LMI and its consolidated subsidiaries for periods following such date. Upon consummation of the spin off, LMI became the owner of the assets that comprise LMC International. The following selected financial data was derived from the audited consolidated financial statements of LMI as of December 31, 2004, 2003 and 2002 and for the each of the four years ended December 31, 2004. Data for other periods has been derived from unaudited information. This information is only a summary, and you should read it together with the consolidated financial statements included in this Annual Report.

	December 31,

	2004 (1)	2003	2002	2001	2000

	amounts in thousands
Summary Balance Sheet Data:
Investment in affiliates	$1,865,642	1,740,552	1,145,382	423,326	1,189,630
Other investments	$838,608	450,134	187,826	916,562	134,910
Property and equipment, net	$4,303,099	97,577	89,211	80,306	82,578
Intangible assets, net	$2,897,953	689,026	689,046	701,935	803,514
Total assets	$13,702,363	3,687,037	2,800,896	2,169,102	2,301,800
Debt, including current portion	$5,018,787	54,126	35,286	338,466	101,415
Stockholders’ equity	$5,226,806	3,418,568	2,708,893	2,039,593	1,907,085

	Year ended December 31,

	2004 (1)	2003	2002	2001	2000

	amounts in thousands, except per share amounts
Summary Statement of Operations Data:
Revenue	$2,644,284	108,390	100,255	139,535	125,246
Operating income (loss)	$(313,873)	(1,455)	(39,145)	(122,623)	3,828
Share of earnings (losses) of affiliates(2)	$38,710	13,739	(331,225)	(589,525)	(168,404)
Earnings (loss) from continuing operations(3)	$(31,758)	20,889	(329,887)	(820,355)	(129,694)
Earnings (loss) from continuing operations per common share (pro forma for spin off)(4)	$(.20)	.14	N/A	N/A	N/A

(1)	Prior to January 1, 2004, the substantial majority of our operations were conducted through equity method affiliates, including UGC, J-COM and JPC. In January 2004, we completed a transaction that increased our company’s ownership in UGC and enabled us to fully exercise our voting rights with respect to our historical investment in UGC. As a result, UGC has been accounted for as a consolidated subsidiary and included in our company’s consolidated financial position and results of operations since January 1, 2004. For additional information, see note 5 to the consolidated financial statements included in this Annual Report.

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

II-2

method goodwill, APB Opinion No. 18. Share of losses of affiliates includes excess basis amortization of $92,902,000 and $41,419,000 in 2001 and 2000, respectively.

(3)	Our net loss from continuing operations in 2002 and 2001 included our company’s share of UGC’s net losses of $190,216,000 and $439,843,000, respectively. Because we had no commitment to make additional capital contributions to UGC, we suspended recording our share of UGC’s losses when our carrying value was reduced to zero in 2002. In addition, our net loss from continuing operations in 2002 included $247,386,000 of other-than-temporary declines in fair values of investments, and our net loss from continuing operations in 2001 included $534,962,000 of realized and unrealized losses on derivative instruments.

(4)	Earnings (loss) per common share amounts were computed assuming that the shares issued in the spin off were outstanding since January 1, 2003. In addition, the weighted average share amounts for periods prior to July 26, 2004, the date that certain subscription rights were distributed to stockholders pursuant to a rights offering by our company, have been increased to give effect to the benefit derived by our company’s stockholders as a result of the distribution of such subscription rights. For additional information, see note 3 to the consolidated financial statements included in this Annual Report.

II-3

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) (1) FINANCIAL STATEMENTS
The financial statements required under this Item begin on page II-38 of this Annual Report.
(a) (2) FINANCIAL STATEMENT SCHEDULES
The financial statement schedules required under this Item are as follows:

Torneos y Competencias S.A.
Independent Auditors’ Report	IV-70
Consolidated Balance Sheets as of December 31, 2004 and 2003	IV-71
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002	IV-72
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	IV-73
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	IV-74
Notes to Consolidated Financial Statements	IV-75
UnitedGlobalCom, Inc.
Report of Independent Registered Public Accounting Firm	IV-93
Report of Independent Public Accountants	IV-94
Consolidated Balance Sheets as of December 31, 2003 and 2002	IV-95
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	IV-96
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001	IV-97
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	IV-100
Notes to Consolidated Financial Statements	IV-101
Consent of KPMG LLP
Consent of Finsterbusch Pickenhayn Sibille
Consent of KPMG LLP
Certification of President and Chief Executive Officer
Certification of Senior Vice President and Treasurer
Certification of Senior Vice President and Controller
Section 1350 Certification
(a) (3) EXHIBITS
Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among New Cheetah, Inc. (now known as Liberty Global, Inc.), the Registrant, UnitedGlobalCom, Inc. (“UGC”), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 17, 2005)
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, dated April 2, 2004 (File No. 000-50671) (the “Form 10”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the “Form 10 Amendment”))
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)
4.3	Indenture, dated as of April 6, 2004, between UGC and The Bank of New York (incorporated by reference to Exhibit 4.1 to UGC’s Current Report on Form 8-K, dated April 6, 2004 (File No. 000-496-58) (the “UGC April 2004 8-K”))
4.4	Registration Rights Agreement, dated as of April 6, 2004, between UGC and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the UGC April 2004 8-K)

4.5	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (“UPC Broadband”) and UPC Financing Partnership (“UPC Financing”), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-496-58) (the “UGC 2004 10-K”))
4.6	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-496-58))
4.7	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-496-58))
4.8	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.9	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K
4.10	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.11	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith
10 — Material Contracts:
10.1	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media Corporation (“Liberty”), the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.2	Form of Facilities and Services Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.3	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)

10.4	Form of Tax Sharing Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.5	Form of Credit Facility between Liberty and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.6	Liberty Media International, Inc. 2004 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10 Amendment)
10.7	Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10 Amendment)
10.8	Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the Registrant’s common stock, dated July 14, 2004 (File No. 005-79904))
10.9	Form of Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated August 16, 2004 (File No. 000-50671) (the “LMI June 2004 10-Q”))
10.10	Form of Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the LMI June 2004 10-Q)
10.11	Liberty Media International, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.12	Description of Director Compensation Policy*
10.13	Form of Indemnification Agreement between the Registrant and its Directors*
10.14	Form of Indemnification Agreement between the Registrant and its Executive Officers*
10.15	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-496-58) (the “UGC 2003 10-K”))
10.16	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.17	2003 Equity Incentive Plan of UGC, effective September 1, 2003 (incorporated by reference to Exhibit 10.9 to the UGC 2003 10-K)
10.18	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty (incorporated by reference to Exhibit 10.23 to the Form 10 Amendment)
10.19	Standstill Agreement between UGC and Liberty, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated January 5, 2004 (File No. 000-496-58))
10.20	Standstill Agreement among UGC, Liberty and the parties named therein, dated January 30, 2002 (terminated except as to (i) UGC’s obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.21)(incorporated by reference to Exhibit 10.9 to UGC’s Registration Statement on Form S-1, dated February 14, 2002 (File No. 333-82776))
10.21	Letter Agreement, dated November 12, 2003, between UGC and Liberty (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated November 12, 2003 (File No. 000-496-58))
10.22	Share Exchange Agreement, dated as of August 18, 2003, among Liberty and the Stockholders of UGC named therein (incorporated by reference to Exhibit 7(j) to Liberty’s Schedule 13D/ A with respect to UGC’s Class A common stock, dated August 21, 2003)

10.23	Amendment to Share Exchange Agreement, dated as of December 22, 2003, among Liberty and the Stockholders of UGC named on the signature pages thereto (incorporated by reference to Exhibit 4.5 to Liberty’s Registration Statement on Form S-3, dated December 24, 2003 (File No. 333-111564))
10.24	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-496-58) (the “UGC July 2004 8-K”))
10.25	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.26	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.27	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant*
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP**
23.2	Consent of KPMG AZSA & Co*
23.3	Consent of KPMG AZSA & Co*
23.4	Consent of Finsterbusch Pickenhayn Sibille**
23.5	Consent of KPMG LLP**
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer**
31.2	Certification of Senior Vice President and Treasurer**
31.3	Certification of Senior Vice President and Controller**
32 — Section 1350 Certification**

*	Filed with the Registrant’s Form 10-K, dated March 14, 2005

**	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Media Corporation

By	/s/ Elizabeth M. Markowski

Elizabeth M. Markowski
Senior Vice President, Secretary
and General Counsel
Dated: March 25, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board, Chief Executive Officer, President and Director	March 25, 2005

/s/ Robert R. Bennett Robert R. Bennett	Vice Chairman	March 25, 2005

/s/ Donne F. Fisher Donne F. Fisher	Director	March 25, 2005

/s/ David E. Rapley David E. Rapley	Director	March 25, 2005

/s/ M. LaVoy Robison M. LaVoy Robison	Director	March 25, 2005

/s/ Larry E. Romrell Larry E. Romrell	Director	March 25, 2005

/s/ J. C. Sparkman J. C. Sparkman	Director	March 25, 2005

/s/ J. David Wargo J. David Wargo	Director	March 25, 2005

/s/ Graham E. Hollis Graham E. Hollis	Senior Vice President and Treasurer (Principal Financial Officer)	March 25, 2005

/s/ Bernard G. Dvorak Bernard G. Dvorak	Senior Vice President and Controller (Principal Accounting Officer)	March 25, 2005

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

INDEPENDENT AUDITORS’ REPORT
The Board of Directors and Stockholders
Torneos y Competencias S.A.:
We have audited the accompanying consolidated balance sheets of Torneos y Competencias S.A. and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torneos y Competencias S.A. and its subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the consolidated financial statements, the Company is in default with respect to two bank loans and certain loans are past due. In addition, at December 31, 2004, the Company has a net working capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Finsterbusch Pickenhayn Sibille(*)
Buenos Aires, Argentina
March 11, 2005
(*) Finsterbusch Pickenhayn Sibille is the Argentine member firm of KPMG International, a Swiss cooperative.

TORNEOS Y COMPETENCIAS S.A.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004		2003

	(In thousands of
	Argentine pesos)
ASSETS
Current Assets
Cash	A$	2,641	A$	2,224
Accounts receivable, net		19,007		15,116
Related party receivables (Note 6)		15,426		9,087
Programming rights, net		3,210		7,268
Advances to soccer clubs		1,180		2,216
Tax receivables		2,805		5,877
Building held for sale (Notes 6.d and 11.a)		2,940		—
Prepaid expenses and other current assets		3,466		2,375

Total current assets		50,675		44,163

Related party receivables (Note 6)		2,885		774
Programming rights, net		19,050		9,291
Advances to soccer clubs		2,421		4,660
Deferred income taxes (Note 9)		1,360		2,054
Investments in affiliates accounted for under the equity method (Note 4)		21,132		19,185
Property and equipment, net (Note 5)		15,690		15,914
Other assets		1,214		1,165
Assets associated with discontinued operations (Note 6.d)		—		5,909

TOTAL ASSETS	A$	114,427	A$	103,115

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	A$	28,532	A$	11,743
Related party liabilities (Note 6)		6,216		15,880
Debt (Note 7)
Related party debt		8,419		8,306
Third party debt		8,333		9,024
Taxes payable		6,588		5,331
Deferred income		6,906		16,133
Other liabilities		4,816		4,203

Total current liabilities		69,810		70,620

Investments in affiliates accounted for under the equity method (Note 4)		—		3,715
Other liabilities		2,076		3,476
Liabilities associated with discontinued operations (Note 6.d)		3,700		3,208

TOTAL LIABILITIES	A$	75,586	A$	81,019

Commitments and contingencies (Note 10)

Minority interest in subsidiaries		(31)		8

Stockholders’ equity:
Common stock, A$1 par value. 50,160,000 shares authorized, issued and outstanding		50,160		50,160
Additional paid-in capital		—		107,812
Accumulated other comprehensive losses, net of taxes		(6,768)		(6,717)
Legal reserve		—		1,597
Accumulated deficit		(4,520)		(130,764)

Total stockholders’ equity	A$	38,872	A$	22,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	A$	114,427	A$	103,115

See accompanying notes to consolidated financial statements.

TORNEOS Y COMPETENCIAS S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,

	2004		2003		2002

	(In thousands of Argentine pesos, except number of
	shares and per share amounts)
Revenue
Related party (Note 6)	A$	84,241	A$	85,320	A$	71,195
Third party		18,826		10,210		9,508
Operating costs and expenses
Operating (other than depreciation)
Related party (Note 6)		(532)		(199)		(404)
Third party		(59,230)		(46,447)		(37,339)
Selling, general and administrative
Related party (Note 6)		(9,651)		(9,963)		(2,469)
Third party		(15,984)		(13,540)		(17,934)
Provision for doubtful accounts and other receivables		(3,798)		(709)		(7,293)
Depreciation		(1,404)		(1,424)		(1,719)
Impairment of goodwill (Note 2)		—		—		(95,663)

Operating income (loss)		12,468		23,248		(82,118)
Share of earnings (losses) from equity affiliates (Note 4)		12,901		9,427		(10,589)
Interest expense		(7,215)		(10,042)		(18,321)
Foreign currency transaction gains (losses)		4,167		5,365		(9,236)
Other income (expenses), net		(709)		459		(2,082)

Income (loss) from continuing operations before income tax and minority interest		21,612		28,457		(122,346)
Income tax expense (Note 9)		(5,027)		(7,886)		(1,698)
Minority interest in losses (earnings) of subsidiaries		11		(16)		116

Income (loss) from continuing operations		16,596		20,555		(123,928)
Discontinued operations, net of tax (including gain on disposal of A$239 during 2004 and impairment of goodwill of A$6,074 during 2002) (Note 6.d)		239		(604)		(9,658)

Net income (loss)	A$	16,835	A$	19,951	A$	(133,586)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment		(51)		1,136		(6,222)

Comprehensive income (loss)	A$	16,784	A$	21,087	A$	(139,808)

Income (loss) per share from continuing operations		0.33		0.41		(2.47)
Income (loss) per share from discontinued operations		0.01		(0.01)		(0.19)

Net income (loss) per share		0.34		0.40		(2.66)

Weighted average number of common shares outstanding		50,160,000		50,160,000		50,160,000

See accompanying notes to consolidated financial statements.

TORNEOS Y COMPETENCIAS S.A.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						other
			Additional			comprehensive					Total
	Common		paid-in			losses,	Legal		Accumulated		stockholders’
	stock		capital			net of taxes	reserve		deficit		equity

	(In thousands of Argentine pesos)
Balance as of January 1, 2002	A$	50,160	A$	107,812	A$	(1,631)	A$	1,597	A$	(17,129)	A$	140,809
Foreign currency translation adjustment		—		—		(6,222)		—		—		(6,222)
Net loss		—		—		—		—		(133,586)		(133,586)

Balance as of December 31, 2002		50,160		107,812		(7,853)		1,597		(150,715)		1,001
Foreign currency translation adjustment		—		—		1,136		—		—		1,136
Net income		—		—		—		—		19,951		19,951

Balance as of December 31, 2003		50,160		107,812		(6,717)		1,597		(130,764)		22,088
Foreign currency translation adjustment		—		—		(51)		—		—		(51)
Absorption of accumulated deficit as required under Argentine law (Note 8)		—		(107,812)		—		(1,597)		109,409		—
Net income		—		—		—		—		16,835		16,835

Balance as of December 31, 2004	A$	50,160	A$	—	A$	(6,768)	A$	—	A$	(4,520)	A$	38,872

See accompanying notes to consolidated financial statements.

TORNEOS Y COMPETENCIAS S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2004		2003		2002

	(In thousands of Argentine pesos)
Cash flows from operating activities:
Income (loss) from continuing operations	A$	16,596	A$	20,555	A$	(123,928)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Provision for doubtful accounts and other receivables		3,798		709		7,293
Depreciation		1,404		1,424		1,719
Share of (earnings) losses from equity affiliates		(12,901)		(9,427)		10,589
Impairment of goodwill		—		—		95,663
Minority interest in losses (earnings) of subsidiaries		(11)		16		(116)
Deferred tax expense		694		4,170		1,698
Changes in operating assets and liabilities, net of the effect of dispositions:
Receivables, programming rights and others		(17,098)		13,847		3,775
Payable and other current liabilities		2,194		(24,639)		30,019

Net cash provided by (used in) operating activities		(5,324)		6,655		26,712

Cash flows from investing activities:
Capital expenditures		(1,430)		(1,162)		—
Cash distribution from equity affiliates		7,500		—		2,718
Proceeds from the sale of property and equipment		250		—		732

Net cash provided by (used in) investing activities		6,320		(1,162)		3,450

Cash flows from financing activities:
Debt proceeds		4,338		1,213		10,537
Repayment of debt		(4,917)		(5,063)		(43,649)

Net cash used in financing activities		(579)		(3,850)		(33,112)

Net cash provided by (used in) discontinued operations		—		(26)		172

Net increase (decrease) in cash		417		1,617		(2,778)
Cash at beginning of year		2,224		607		3,385

Cash at end of year	A$	2,641	A$	2,224	A$	607

See accompanying notes to consolidated financial statements.

TORNEOS Y COMPETENCIAS S.A.
December 31, 2004, 2003 and 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of Argentine pesos, except as otherwise mentioned)

1.	Description of business, liquidity and basis of presentation
     Description of business
Torneos y Competencias S.A. (“TyC” or the “Company”) is an independent producer of Argentine sports and entertainment programming that, through various affiliates, operates a sports programming cable channel; commercializes rights to televise sporting events via cable, satellite and broadcast television; and manages two sports magazines and several thematic soccer bars. TyC’s emphasis is on soccer, and it has an exclusive agreement (except for certain cable broadcast rights held by an affiliate) with the Asociación de Fútbol Argentino, or “AFA”, to produce and distribute programs related to matches between clubs in the Argentine professional soccer leagues. This agreement expires in 2010 unless extended to 2014 at TyC’s request. TyC produces or co-produces, with its three television studios and the production facilities of its production partners, a number of soccer-based programs, such as Fútbol de Primera, El clásico del Domingo and Fútbol de Verano.
TyC has interests in two magazines: El Grafico, which covers Argentine and international sports, with special emphasis on soccer; and Golf Digest, the Argentine and Chilean editions of the American golf magazine.
TyC also has the rights to broadcast friendly summer season tournaments in different Argentine cities through 2007.
The Company’s principal shareholders are:

Ownership
Shareholders	percentage

ACH Acquisitions Co.	20%
Telefónica de Contenidos S.A. Unipersonal	20%
A y N Argentina LLC	20%
Liberty Argentina, Inc, a subsidiary of Liberty Media International, Inc (“LMI”)	40%
TyC’s 50% — owned affiliate, Televisión Satelital Codificada S.A., or “TSC” holds the commercial rights in Argentina, with certain exceptions, to televise selected official soccer matches of AFA’s Premier Ligue. TSC sells the rights to televise specific matches to cable operators, to an over-the-air broadcast television channel in and around Buenos Aires and, in certain cases, exclusively to the TyC Sports Channel.
Another 50% — owned affiliate of TyC, TELE-RED Imagen S.A., or “TRISA” owns the TyC Sports Channel, the first dedicated sports cable channel in Argentina, which packages soccer programming co produced by Torneos and other sporting events to which TRISA holds commercial rights. TRISA also holds commercial rights to produce and distribute certain motor car racing, basketball and boxing events.
T&T Sports Marketing Inc. (“T&T”), a 50% — owned affiliate of the Company, has entered into agreements with the “Confederación Sudamericana de Fútbol (“Conmebol”) for the acquisition of the “Copa Libertadores” and “Copa Sudamericana” broadcasting rights up to 2010. See Notes 4 and 6.
     Liquidity
The Company is in default with respect to two bank loans. In addition, the Company’s loans from LMI are past due. Principal and interest under these bank and LMI loans of A$13,346 and A$4,088, respectively, have been classified as current liabilities at December 31, 2004. See Note 7. In addition, at December 31, 2004, current liabilities exceed current assets by A$19,135. The Company plans to renegotiate these loans to extend the repayment terms. Although the Company expects that it will be able to successfully renegotiate the bank loans that are in default and the past due loans from LMI, no assurance can be given that the Company will be

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
successful. In the event that the Company’s efforts in this regard are not successful, the Company’s ability to continue as a going concern could be adversely affected in that the Company may not have sufficient funds available to meet its current liabilities as they become due and payable, particularly if payment is demanded under the aforementioned bank or LMI loans.
     Basis of presentation
The accompanying consolidated financial statements include the accounts of TyC and all voting interest entities where TyC exercises a controlling interest through the ownership of a direct or indirect majority voting interest and variable interest entities for which TyC is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. TyC management concluded that the Company holds no interest in entities that meet the definition of variable interest entities pursuant to Financial Accounting Standards Board Interpretation No. 46(R).
TyC’s operating subsidiaries and TyC’s most significant equity affiliates as of December 31, 2004 are set forth below:

Operating subsidiaries as of December 31, 2004
Avilacab S.A. (“Avilacab”)
South American Sports S.A. (“SAS”)
TyC Minor S.A. (“TyC Minor”)

Significant equity affiliates as of December 31, 2004
TSC
TRISA
T&T
For additional information concerning TyC’s equity affiliates, see Note 4.
In the following notes, references to the Company refer to TyC and its consolidated subsidiaries.

2.	Summary of significant accounting policies
The Company maintains its books of account in conformity with financial accounting standards of the City of Buenos Aires, Argentina. The accompanying consolidated statements have been prepared in a manner and reflect certain adjustments which are necessary to conform to accounting principles generally accepted in the United States of America (“US GAAP”).
     Use of estimates
The preparation of these consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair values and useful lives of long-lived assets and any related impairment. Actual results could differ from those estimates.
The Company does not control the decision making process or business management practices of TyC’s equity affiliates. Accordingly, the Company relies on management of these affiliates and their independent auditors to provide us with accurate financial information prepared in accordance with US GAAP that we use in the application of the equity method. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by TyC’s equity affiliates that would have a material effect on Company’s financial statements. For information concerning TyC’s equity method investments, see Note 4.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Inflation adjustment
Argentine generally accepted accounting principles require the restatement of assets and liabilities into constant Argentine pesos.
Under US GAAP, account balances and transactions are stated in the units of currency of the period when the transactions originated. This accounting model is commonly known as the historical cost basis of accounting. The Company has excluded the effect of the general price level restatement for the preparation of these financial statements in accordance with US GAAP.
     Accounts receivable, net
Accounts receivable are reflected net of an allowance for doubtful accounts. Such allowance amounted to A$6,810 and A$4,521 at December 31, 2004 and 2003, respectively. The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable. A number of factors are used in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or collection of the account is no longer being pursued.
The Company has five clients whose balances aggregate approximately 40% and 79% of the total balances of accounts receivable, net, as of December 31, 2004 and 2003, respectively, and approximately 83%, 89% and 88% of the revenue for the years ended December 31, 2004, 2003 and 2002, respectively.
     Programming rights, net
The Company and certain equity investees have multi-year contracts for telecast rights of sporting events and rights to the image and sound archives related to all of the country’s national soccer teams. Pursuant to these contracts, an asset is recorded for the rights acquired and a liability is recorded for the obligation incurred when the programs or sporting events are available for telecast. Program rights for sporting events which are for a specified number of games are amortized on an event-by-event basis, and those which are for a specified season or period are amortized over the term of such period on a straight-line basis.
Non-current programming rights represent telecast and production rights of sporting events available for telecast beyond one year from the balance sheet date.
     Investments in affiliates accounted for under the equity method
Investments in affiliates in which TyC has the ability to exercise significant influence are accounted for using the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize TyC’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of TyC’s investment in, and advances and commitments to, the investee. If the investment in the common stock of an affiliate is reduced to zero as a result of the prior recognition of the affiliate’s net losses, TyC would continue to record losses from the affiliate to the extent of its commitments to the affiliate and would include the negative investment in other liabilities.
     Impairment of investments
The Company continually reviews its investments in affiliates to determine whether a decline in fair value below the cost basis is other than non-temporary. The primary factors that the Company considers in its determination are the length of time that the fair value of the investment is below Company’s carrying value and the financial condition, operating performance and near term prospects of the investee, industry specific or investee specific changes in stock price or valuation subsequent to the balance sheet date, and Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery in fair value. In

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
situations where the fair value of an investment is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. Writedowns for equity method investments are included in Share of earning (losses) from equity affiliates, and a new cost basis in the investment is established.
     Property and equipment, net
Property and equipment is recorded at cost, net of the respective accumulated depreciation.
Depreciation has been calculated on the straight-line method over the assets’ estimated useful lives as follows:

Estimated useful
life (years)

Buildings	50
Furniture and fixtures	10
Technical equipment, vehicles and TV studio	5
Computer hardware	2 to 3
Additions, replacements and improvements that extend the asset life are capitalized. Repairs and maintenance are charged to operation expenses.
Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”) requires the Company to periodically review the carrying amount of property and equipment, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the assets is greater than the expected undiscounted cash flow to be generated by such assets, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sales prices for similar assets or discounting estimated future cash flows using an appropriate discount rate. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities. Assets to be disposed of are carried at the lower of the carrying amount or fair value less costs to sell.
     Building held for sale
Represents a building received in connection with the transaction related to the sale of Red Celeste y Blanca S.A. (“La Red”), which is available for sale. It is recorded at its fair value at the date of the disposition of La Red, which does not exceed its fair value as of December 31, 2004. See Note 6.d.
     Goodwill
Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired, in acquisitions of equity interests in subsidiaries and affiliates.
     Impairment of Goodwill
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 142 requires that goodwill and other intangible assets with indefinite useful lives (collectively, “indefinite lived intangible assets”) no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Equity method goodwill is also no longer amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement 144.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Statement 142 requires the Company to consider equity method affiliates as separate reporting units.
The Company determined the fair value of its reporting units using discounted cash flows. The Company then compared the fair value of each reporting unit to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeded its fair value, the Company performed the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation, to its carrying amount, both of which were measured as of the date of adoption. This allocation is performed for goodwill impairment testing purposes only and does not change the reported carrying value of the investment. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on this analysis, the Company recorded an impairment loss of A$101,737 for the year ended December 31, 2002 to write-off all of its then existing goodwill, including A$6,074 related to La Red that has been included in Discontinued operations, net of tax in the accompanying consolidated financial statements. Since this analysis used projections made during the time of unfavorable economic events in Argentina in early 2002, the adjustment was recognized as a component of operating costs and expenses and not as a transition adjustment.
As noted above, the Company’s enterprise-level goodwill is allocable to reporting units, whether they are consolidated subsidiaries or equity method investments. The following table summarizes the allocation of the impairment loss recorded for the year ended December 31, 2002, corresponding to continuing operations.

Entity	Impairment loss

SAS	A$	7,132
Sobre Golf S.A.		420
TSC		50,317
TRISA and Tele Net Image Corp.		37,794

Total enterprise-level goodwill	A$	95,663

Income Taxes
The Company accounts for income taxes in accordance with the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax based assets and liabilities and are measured using the enacted tax rates.
Net deferred tax assets are reduced by a valuation allowance calculated based on the estimation of future results prepared by the Company’s management. Deferred tax liabilities related to investments in equity investees that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future. See Note 9.

Minority interest
Recognition of the minority interest’s share of losses of subsidiaries is generally limited to the amount of such minority interest’s allocable portion of the common equity of those subsidiaries.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency translation
The functional currency of the Company is the Argentine Peso. The functional currency of the Company’s foreign equity affiliate T&T is the United States dollar. The Company’s share of the assets and liabilities of T&T is translated at the spot rate in effect at the applicable reporting date and the Company’s share of the results of operations of T&T is determined based on results translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of Accumulated other comprehensive losses, net of taxes, in the Company’s statements of stockholders’ equity.
Transactions denominated in currencies other than the Company’s functional currency are recorded at the exchange rates prevailing at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the statements of operations.

Revenue recognition
The Company’s principal sources of revenue are:
Broadcasting Program rights: Broadcast program rights revenue are recognized when the matches are broadcasted.
Sport TV programs production: Revenue from sports TV programs production services are recognized when the services are rendered.
Others: Other revenue includes, among others, advertising and sports event organization. Advertising revenue, including the stadium based advertising, are recognized in the period during which underlying advertisements are broadcast. Sports events organization revenue are recognized when services are rendered.
Deferred income: corresponds to revenue collected by TyC in advance, whose recognition is deferred until matches or related advertising are available for telecast.

Earnings per share
The Company computes net income (loss) per share by dividing net income (loss) for the year by the weighted average number of common shares outstanding. There were no potential common shares outstanding during any of the periods presented.

3.	Supplemental consolidated statements of cash flows disclosures

a) Income tax, minimum presumed income tax and interests
During the years ended December 31, 2004, 2003 and 2002, the Company paid A$4,352, A$3,716 and A$0 for income tax and minimum presumed income tax, respectively. Additionally, during the years ended December 31, 2004, 2003 and 2002 the Company paid A$732, A$498 and A$13,891, respectively, in interest related to operating activities.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b) Noncash investing and financing activities
The Company sold all of its interest in La Red to Avila Inversora S.A. (“AISA”) and Carlos Avila Enterprise S.A. (“CAE”) (related companies, see Note 6) for consideration of A$6,640. In conjunction with the sale, receivables were originated and a building was received as follows:

Related party receivable	A$	3,700	(1)
Building		2,940	(2)

	A$	6,640

(1)	The accounts receivable will be settled by AISA by effectively assuming the obligation to repay up to A$3,700 of principal and interest of a financial debt payable by TyC, currently in default. See Notes 6.d and 7. If as a result of the renegotiation of the loan in default, TyC pays an amount lower than A$3.7 million, the difference will be settled by AISA through the provision of advertising by América T.V. S.A. (“América TV”), a related company of the purchasers.

(2)	Fair value was determined based on an option held by TyC to return the building to CAE for an amount of US$1 million as per the related sales agreement signed between the parties. See note 6.d.

4.	Investments in affiliates accounted for under the equity method
The following table includes TyC’s carrying value and percentage ownership of its investments in affiliates:

	December 31, 2004			December 31, 2003

	Percentage	Carrying		Carrying
	ownership	amount		amount

TSC	50%	A$	10,062	A$	7,196
TRISA	50%		9,162		11,983
T&T	50%		1,902		(3,715	)(1)
Others	—		6		6

Total		A$	21,132	A$	15,470

(1)	As the Company’s investment in T&T was negative as of December 31, 2003, it has been classified in Non-current liabilities-Investments in affiliates accounted for under the equity method because the Company is ready to provide financial support, as may be necessary, to allow T&T to continue operating as going concern.
The following table reflects TyC’s share of earnings (losses) from equity affiliates:

	Year Ended December 31,

	2004		2003		2002

TSC	A$	2,868	A$	3,502	A$	(193)
TRISA		4,678		8,539		(10,084)
T&T		5,668		4,055		2,492
Sale of Pro Entertainment S.A.(1)		—		(5,706)		—
Others		(313)		(963)		(2,804)

Total	A$	12,901	A$	9,427	A$	(10,589)

(1)	Relates to TyC forgiveness in 2003 of an accounts receivable maintained with Pro Entertainment S.A., as a result of the sale of such company by T&T in fiscal year 2002.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended December, 31, 2004, 2003 and 2002, the Company’s share of earnings (losses) from equity affiliates includes losses related to other-than-temporary declines in the fair value of equity method investments of A$0, A$0 and A$2,493, respectively.
During the years ended December 31, 2004, 2003 and 2002, TRISA distributed cash dividends, of which the Company collected A$7,500, A$0 and A$2,718, respectively.

TSC
Summarized financial information for TSC follows:

	December 31,

	2004		2003

Financial Position
Current assets(1)	A$	50,111	A$	45,716
Non-current assets		10,487		8,661

Total assets	A$	60,598	A$	54,377

Current portion of long term debt	A$	11,500	A$	5,728
Other current liabilities(2)		24,863		30,905
Non current liabilities		4,111		3,352
Stockholders’ equity		20,124		14,392

Total liabilities and stockholders’ equity	A$	60,598	A$	54,377

(1)	Includes outstanding amounts receivable from Cablevisión S.A. (“Cablevisión”), a related party, of A$2,497 and A$2,497 at December 31, 2004 and 2003, respectively. See Note 6.

(2)	Includes outstanding amounts payable to TyC of A$3,893 and A$5,466 at December 31, 2004 and 2003, respectively. See Note 6.

	Year ended December 31,

	2004		2003		2002

Results of Operations
Revenue(1)	A$	127,023	A$	128,762	A$	117,833
Operating, selling, general and administrative expense(2)		(118,149)		(113,599)		(104,423)

Operating income		8,874		15,163		13,410
Interest expense		(2,459)		(4,638)		(14,773)
Interest income		56		984		680
Foreign exchange gain (loss)		35		(671)		2,370
Other, net		(123)		91		(1,701)
Income tax expense		(647)		(3,925)		(372)

Net income (loss)	A$	5,736	A$	7,004	A$	(386)

(1)	Includes revenue from Cablevisión, a related party, for an amount of A$39,172, A$39,899 and A$29,052 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 6.

(2)	Includes services provided by TyC for an amount of A$10,468, A$10,205 and A$8,456 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 6.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TRISA
Summarized financial information for TRISA follows:

	December 31,

	2004		2003

Financial Position
Current assets(1)	A$	68,196	A$	80,357
Property and equipment, net		11,813		9,812
Investments		853		794
Other non-current assets		28,621		17,827

Total assets	A$	109,483	A$	108,790

Current portion of long term debt	A$	4,348	A$	4,272
Other current liabilities(2)		43,721		43,384
Non-current debt		25,986		29,808
Other non-current liabilities		17,105		7,359
Stockholders’ equity		18,323		23,967

Total liabilities and stockholders’ equity	A$	109,483	A$	108,790

(1)	Includes outstanding amounts receivable from Cablevisión, a related party, of A$3,136 and A$3,036 at December 31, 2004 and 2003, respectively. See Note 6.

(2)	Includes outstanding amounts payable to TyC of A$3,202 and A$2,173 at December 31, 2004 and 2003, respectively. See Note 6.

	Year ended December 31,

	2004		2003		2002

Results of Operations
Revenue(1)	A$	125,011	A$	109,598	A$	98,041
Operating, selling, general and administrative expenses(2)		(115,732)		(97,707)		(81,911)

Operating income		9,279		11,891		16,130
Interest expense		(5,490)		(3,451)		(2,291)
Interest income		2,367		4,487		4,379
Foreign exchange gain (loss)		(636)		5,379		(31,575)
Share of earnings (losses) from equity affiliates		61		(356)		(1,462)
Other, net		926		509		4,234
Income tax benefit (expense)		2,849		(1,381)		(9,583)

Net income (loss)	A$	9,356	A$	17,078	A$	(20,168)

(1)	Includes revenues from Cablevisión, a related party, for an amount of A$32,938, A$34,126 and A$25,902 and from TyC for an amount of A$532, A$184 and A$149 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 6.

(2)	Includes services provided by TyC for an amount of A$14,272, A$10,119 and A$5,713 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 6.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T&T
In December 2004, the Company sold its ownership interest (50%) in T&T to an unrelated third party for cash proceeds of US$270 thousand. In connection with this sale, the Company retained a call right to repurchase the 50% interest in T&T for a price of US$285 thousand during the one-year period ended December 29, 2005. Due to the Company’s unilateral ability to repurchase this interest and the favorable call price relative to the fair value of the interest, the Company did not meet the criteria for treating this transaction as a sale, and accordingly, has recorded the cash received as a current liability in the accompanying balance sheet as of December 31, 2004.
Summarized financial information for T&T follows:

	December 31,

	2004		2003

Financial Position
Current assets(1)	A$	10,441	A$	11,987
Non-current assets		60		1,411

Total assets	A$	10,501	A$	13,398

Current portion of long term debt	A$	—		288
Other current liabilities(2)		6,697		19,806
Non-current liabilities		—		735
Stockholders’ equity		3,804		(7,431)

Total liabilities and stockholders’ equity	A$	10,501	A$	13,398

(1)	Includes outstanding amounts receivable from Fox Sports Latin America S.A. (“Fox Sports”), a related party, of A$0 and A$374 at December 31, 2004 and 2003, respectively. See Note 6.

(2)	Includes outstanding amounts payable to Fox Sports, a related party, of A$3,675 and A$5,438 at December 31, 2004 and 2003, respectively. See Note 6.

	Year ended December 31,

	2004		2003		2002

Results of Operations
Revenue(1)	A$	117,713	A$	110,962	A$	127,827
Operating, selling, general and administrative expenses(2)		(106,351)		(103,556)		(126,113)

Operating income	A$	11,362	A$	7,406	A$	1,714
Share of earnings from equity affiliates		—		—		3,312
Other, net		(26)		705		(42)

Net income	A$	11,336	A$	8,111	A$	4,984

(1)	Includes revenues from Fox Sports, a related party, for an amount of A$93,933, A$85,689 and A$115,254 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 6.

(2)	Includes services provided by TyC for an amount of A$9,239, A$2,938 and A$3,227, for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 6.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Property and Equipment
The details of property and equipment and the related accumulated depreciation are set forth below:

	December 31,

	2004		2003

Buildings	A$	14,544	A$	14,794
Furniture and fixtures		7,267		5,311
Technical equipment, vehicles and TV studio		7,339		6,109
Computer hardware		1,367		1,429

Total property and equipment		30,517		27,643
Less: Accumulated depreciation		(14,827)		(11,729)

Net property and equipment	A$	15,690	A$	15,914

Loans amounting to A$2,856 are secured by certain of the Company’s premises. See Note 7.
6.     Related Party Transactions

(a) Company’s affiliated entities:
Detailed information about Company’s affiliated entities is provided in Note 4.

(b) Balances and transactions with related parties
Entities in which TyC has significant influence: TSC, TRISA, T&T and Theme Bar Management S.A.
Companies with common shareholders or directors: Cablevisión, Pramer S.C.A. and the following companies pertaining to the Fox Group: Fox Pan American Sports LLC, Fox Sports, International Sports Programming LLC and Fox Sports International Distribution Ltd. (hereinafter referred to individually or together as “FPAS”).
Companies with equity interests in TyC, either direct or indirect: LMI.
Companies where TyC’s chairman has an equity interest, either direct or indirect: CAE, AISA and América TV.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company entered into transactions in the normal course of business with related parties. The following is a summary of the balances and transactions with related parties:

	December 31,

	2004			2003

Receivables — Current:
América TV	A$	1,458		A$	1,091
TRISA		3,202			2,173
TSC		3,893			5,466
FPAS		5,047			—
AISA		1,550	(1)		357
Others		276			—

	A$	15,426		A$	9,087

Receivables — Non Current:
América TV	A$	735		A$	774
AISA		2,150	(1)		—

	A$	2,885		A$	774

Payables — Current:
América TV	A$	1,297		A$	312
FPAS		4,207			14,921
Others		712			647

	A$	6,216		A$	15,880

(1)	Accounts receivable related to the sale of La Red — See item (d) below in this note.
See Note 7 regarding Related Party Loans.

		Year ended December 31,

Revenue	Transaction description	2004		2003		2002

TRISA	Advertising, Production, Rights and Others	A$	14,272		10,119		5,713
TSC	Production and Rights		10,468		10,205		8,456
T&T	Production and Rights		9,239		2,938		3,227
América TV	Production		852		1,006		1,035
FPAS	Advertising, Production, Rights and Others		49,367		60,871		52,312
Others			43		181		452

		A$	84,241	A$	85,320	A$	71,195

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Year ended December 31,

Services received	Transaction Description	2004		2003		2002

Operating (other than depreciation) expenses
TRISA	Production and rights	A$	(532)		(184)		(149)
Pramer S.C.A.	Production		—		(15)		(255)

	Total operating (other than depreciation) expenses	A$	(532)		(199)		(404)

Selling, general and administrative expenses
América TV	Advertising and others	A$	(1,131)	A$	(1,628)	A$	(1,540)
FPAS	Advertising		(8,450)		(8,192)		(529)
CAE	Other		(39)		(100)		(296)
Others	Rights and others		(31)		(43)		(104)

	Total selling, general and administrative expenses	A$	(9,651)	A$	(9,963)	A$	(2,469)

The Company believes that the transactions discussed above were made on terms no less favorable to the Company than would have been obtained from unaffiliated third parties.

(c)	Agreement with FPAS
In April 2003, TyC agreed with FPAS to forgive four monthly payments that were due from April to July 2004 pursuant to a contract that expired in July 2004. TyC has recognized the forgiven payments as a reduction of revenue from the date of the agreement through July 2004 on a straight-line basis.

(d)	Discontinued operations — Sale of La Red
On January 7, 2004, TyC sold its interest in La Red to CAE and AISA.
As stated in the sales agreement, the sales price was A$8.7 million, comprised of: a) A$5.0 million through the transfer of a building (see Building held for sale — Note 2), and b) A$3.7 million, which will be paid by AISA through the assumption of a financial debt held by TyC, currently in default (see Note 7). As provided in such agreement, if as a result of the renegotiation of the loan in default, TyC pays an amount lower than A$3.7 million, the difference will be settled by AISA through the provision of advertising by América T.V., a related company of the purchasers, as determined based on fair market value. As collateral for payment, all transferred shares were pledged in favor of the seller.
Additionally, as per the agreement, TyC had the option to return the building to CAE for consideration of US$1 million, equivalent to A$2,940 as of the date of the transaction, in the event that during the one-year period ending January 7, 2005, TyC was not able to sell such building. TyC considered this amount to be the fair value of the building as of the date of the transaction.
The difference between the book value of the Company’s equity interest in La Red as of the date of disposition and the fair value of the total consideration received amounts to A$3,939. The Company considered the earnings process was not substantially complete with respect to the uncollected A$3.7 million related party receivable. Consequently, the Company recognized a gain of A$239, which is included in Discontinued operations, net of tax; and deferred a gain of A$3,700, which is included in Liabilities associated with discontinued operations, in the accompanying consolidated balance sheet as of December 31, 2004.
As mentioned in Note 11, in January 2005, the building was sold for cash consideration of A$6.0 million.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of this transaction, the Company has disposed of its entire radio broadcasting business. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of La Red have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operation and statements of cash flows and have been reported separately in such consolidated financial statements. In addition, unless specifically noted, amounts disclosed in the notes to the accompanying consolidated financial statements are for continuing operations.
The following table summarizes certain information related to discontinued operations:

	December 31, 2003

Current assets	A$	4,357
Non-current assets		1,552

Total assets	A$	5,909

Current liabilities	A$	2,790
Non-current liabilities		418

Total liabilities	A$	3,208

Stockholders’ equity	A$	2,701

	Year ended
	December 31,

	2003		2002

Revenue	A$	5,672	A$	3,820
Pre-tax loss (including impairment of goodwill of A$6,074 in 2002)	A$	(253)	A$	(9,658)
Loss from discontinued operations, net of tax	A$	(604)	A$	(9,658)

7.	Debt
The Company’s debt as of December 31, 2004 and 2003 is summarized below:

	2004		2003

Bank loans	A$	8,333	A$	9,024
Related Party		8,419		8,306

Total	A$	16,752	A$	17,330

Bank Loans:
The bank debt is denominated in Argentine pesos with interest rates ranging from 9% to 11% and maturities as follows:

Past due	A$	4,927
2005	A$	3,406

Total debt	A$	8,333	(1)

(1)	Includes A$2,635 for which one of the purchasers of La Red has effectively assumed the obligation to repay up to A$3,700 of principal and interest. See Note 6.

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total amount of loans denominated in Argentine pesos at December 31, 2004 includes A$4,927 corresponding to loans that are in default and are being renegotiated. Such loans are classified as current liabilities.
Loans amounting to A$2,856 are secured by certain of the Company’s premises.
     Related Party Loans:
Represents loans primarily from LMI. The loans from LMI, which bear interest at 9% and are denominated in US dollars, are past due. Such loans are classified as current liabilities.
TyC believes that the carrying amount of debt approximates fair value at December 31, 2004, with the exception of related party loans and bank loans in default, for which TyC considers that it is not practical to estimate fair value.

8.	Stockholders’ equity
The Company is subject to certain restrictions on the distribution of profits. Under the Argentine Commercial Law, a minimum of 5% of net income for the year calculated in accordance with Argentine GAAP must be appropriated by resolution of the shareholders to a legal reserve until such reserve reaches 20% of the outstanding capital (common stock plus inflation adjustment of common stock accounts, and additional Paid-in Capital). This legal reserve may be used only to absorb accumulated deficits.
Additionally, under Argentine Commercial Law, in the event that accumulated deficit is higher than 50% of common stock, plus 100% of additional paid-in-capital and legal reserve, the Company is required to absorb the related accumulated deficit against such equity accounts. Consequently on July 8, 2004, TyC stockholders approved the absorption of accumulated deficit in the amount of A$109,409, by offsetting such balance against additional paid-in-capital and legal reserve outstanding as of that date.

9.	Income tax
Income tax expense for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	Year ended December 31,

	2004		2003		2002

Current tax expense	A$	(4,231)	A$	(3,611)	A$	—
Deferred tax expense		(694)		(4,170)		(1,698)

Sub-total		(4,925)		(7,781)		(1,698)
Minimum presumed income tax		(102)		(105)		—

Income tax expense	A$	(5,027)	A$	(7,886)	A$	(1,698)

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of the Company’s deferred tax assets and liabilities are presented below:

	December 31,

	2004		2003

Allowance for doubtful accounts	A$	2,506	A$	1,467
Directors’ fees		—		660
Accumulated tax losses		499		567
Accumulated tax losses from the sale of controlled subsidiaries		5,754		—
Items accrued not yet deducted		597		884
Deferred income		—		1,202
Programming rights		(2,133)		(1,623)
Unpaid interest on foreign loans from related parties		1,290		—
Others		48		91

Sub-total		8,561		3,248
Less: Valuation allowance on deferred tax asset		(7,201)		(1,194)

Net deferred tax asset at tax rate (35%)	A$	1,360	A$	2,054

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 differ from the amounts computed by applying the Company’s statutory income tax rate to pre-tax income (loss) as a result of the following:

	2004		2003		2002

Income (loss) before taxes and discontinued operations	A$	21,623	A$	28,441	A$	(122,230)
Prevailing tax rate		35%		35%		35%

Expected tax benefit (expense) from continuing operations		(7,568)		(9,954)		42,781
Impairment of intangible assets		—		—		(33,482)
Increase in accumulated tax losses from the sale of controlled subsidiaries		5,754		—		—
Imputed interest		—		(246)		(1,075)
Directors’ fees		—		—		(1,268)
Share of earnings (losses) from equity affiliates		4,515		3,299		(3,706)
Non-recoverable receivables		(236)		(363)		(1,824)
Non-deductible expenses		(1,485)		(467)		(2,747)
Change in valuation allowance on deferred tax assets		(6,007)		(155)		(377)

Income tax expense from continuing operations	A$	(5,027)	A$	(7,886)	A$	(1,698)

As of December 31, 2004, the Company has accumulated tax loss carryforwards of A$17.9 million (equivalent to A$6.3 million at prevailing tax rate), which expire through year 2009.
The Company is subject to a minimum presumed income tax. This tax is supplementary to income tax. The tax is calculated by applying the effective tax rate of 1% on certain production assets valued according to the tax regulations in effect as of the end of each year. The Company’s tax liabilities will be the higher of income tax or minimum presumed income tax. However, if the minimum presumed income tax exceeds income tax during any fiscal year, such excess may be computed as a prepayment of any income tax excess over the

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
minimum presumed income tax that may arise in the next ten fiscal years. Each of TyC and its controlled companies file separate tax returns. The minimum presumed income tax charge for the years ended December 31, 2004 and 2003 correspond to controlled companies that generate tax losses.

10.	Commitments and contingencies

(a) Long-term Rights Contracts
The Company has long-term rights contracts which require payments through 2010. Future minimum payments, including unrecorded amounts, by year are as follows at December 31, 2004:
     Year ending December 31:

2005	A$	8,625
2006	A$	16,755
2007	A$	5,589
2008	A$	1,589
2009	A$	1,589
Thereafter	A$	723
Additionally, TyC has long-term rights contracts which require, for the period from 2007 to 2014, payments of 50% of the revenue derived form the related rights.

(b) Litigation
The Company has contingent liabilities related to legal and other matters arising in the ordinary course of business. A liability of A$2,664 has been included in the Company’s consolidated balance sheet as of December 31, 2004 to provide for probable and estimable potential losses under these claims.
In addition, the Company is subject to other claims and legal actions that have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management based upon the information available at this time and consultation with external legal counsel, that the expected outcome of these other claims and legal actions, individually or in the aggregate, will not have a material effect on the Company’s financial position or results of operations. Accordingly, no additional liabilities have been established for the outcome of these matters.

11.	Subsequent Events

(a) Sale of building held for sale
On January 6, 2005 the Company sold to a third party the building held for sale included in current assets in the accompanying consolidated financial statements, for cash consideration of A$6 million.

(b) Agreement with FPAS
The Company’s contracts with FPAS for the provision of production of content, advertising sales and operating and administrative service to the signal Fox Sports expired on December 31, 2004. On January 1,

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, the Company signed new service agreements with FPAS that expire in December 2010. The annual payments due to the Company under these contracts are as follows:
     Amounts in thousands of US$

	2004	2005

Administrative services	658	658
Production of content	4,344	5,544
Advertising commission (range)	From 17.5% to 20%	From 17.5% to 20%
Regarding production of content, the amount of the payments increases to US$5,844 thousand and US$6,244 thousand for years 2006 and 2007, respectively, and to US$6,744 thousand for years 2008 to 2010.
The value of administrative services will not change throughout the period from 2005 to 2010.
In the case of certain changes in the direct or indirect TyC ownership, FPAS has the right to terminate any or all service agreements by delivering written notice 60 days prior to such termination.
On January 1, 2005 the Company also extended from 2007 to 2010 the revenue agreements related to Clásico del Domingo and Futbol de Primera rights for América (except Argentina) and the Summer Soccer rights for América in the same terms and conditions prevailing in the former agreements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
UnitedGlobalCom, Inc.:
We have audited the accompanying consolidated balance sheets of UnitedGlobalCom, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 7 to the 2003 consolidated financial statements, in their report dated April 12, 2002 (except with respect to the matter discussed in Note 23 to those consolidated financial statements, as to which the date was May 14, 2002). Such report included an explanatory paragraph indicating substantial doubt about the Company’s ability to continue as a going concern.
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
In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets and in 2003, changed its method of accounting for gains and losses on the early extinguishments of debt.
As discussed above, the 2001 consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 6, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

KPMG LLP
Denver, Colorado
March 8, 2004

The following is a copy of the Report of Independent Public Accountants previously issued by Arthur Andersen LLP in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended in connection with Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on June 6, 2002. The report of Andersen is included in this Annual Report on Form 10-K pursuant to Rule 2-02(e) of Regulation S-X. This Audit Report has not been reissued by Arthur Andersen LLP. The information previously contained in Note 23 to those consolidated financial statements is provided in Note 4 to our 2003 consolidated financial statements. The information previously contained in Note 2 to those consolidated financial statements is not included in our 2003 consolidated financial statements.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To UnitedGlobalCom, Inc.:
We have audited the accompanying consolidated balance sheets of UnitedGlobalCom, Inc. (a Delaware corporation f/k/a New UnitedGlobalCom, Inc. — see Note 23) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.
As explained in Note 3 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, is currently in default under certain of its significant bank credit facilities, senior notes and senior discount note agreements, which has resulted in a significant net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Arthur Andersen LLP
Denver, Colorado
April 12, 2002 (except with respect
to the matter discussed in Note 23,
as to which the date is May 14, 2002)

UNITEDGLOBALCOM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except par
	value and number
	of shares)
ASSETS
Current Assets
Cash and cash equivalents	$310,361	$410,185
Restricted cash	25,052	48,219
Marketable equity securities and other investments	208,459	45,854
Subscriber receivables, net of allowance for doubtful accounts of $51,109 and $71,485, respectively	140,075	136,796
Related party receivables	1,730	15,402
Other receivables	63,427	50,759
Deferred financing costs, net	2,730	62,996
Other current assets, net	76,812	95,340

Total Current Assets	828,646	865,551
Long-Term Assets
Property, plant and equipment, net	3,342,743	3,640,211
Goodwill	2,519,831	1,250,333
Intangible assets, net	252,236	13,776
Other assets, net	156,215	161,723

Total Assets	$7,099,671	$5,931,594

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Not subject to compromise:
Accounts payable	$224,092	$190,710
Accounts payable, related party	1,448	1,704
Accrued liabilities	405,546	328,927
Subscriber prepayments and deposits	141,108	127,553
Short-term debt	—	205,145
Notes payable, related party	102,728	102,728
Current portion of long-term debt	310,804	3,366,235
Other current liabilities	82,149	16,448

Total Current Liabilities not Subject to Compromise	1,267,875	4,339,450

Subject to compromise:
Accounts payable and accrued liabilities	14,445	271,250
Short-term debt	5,099	—
Current portion of long-term debt	317,372	2,812,988

Total Current Liabilities Subject to Compromise	336,916	3,084,238

Long-Term Liabilities
Not subject to compromise:
Long-term debt	3,615,902	472,671
Net negative investment in deconsolidated subsidiaries	—	644,471
Deferred taxes	124,232	107,596
Other long-term liabilities	259,493	165,896

Total Long-Term Liabilities not Subject to Compromise	3,999,627	1,390,634

Guarantees, commitments and contingencies (Note 13)
Minority interests in subsidiaries	22,761	1,402,146

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, nil shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 287,350,970 and 110,392,692 shares issued, respectively	2,873	1,104
Class B common stock, $0.01 par value, 1,000,000,000 shares authorized, 8,870,332 shares issued	89	89
Class C common stock, $0.01 par value, 400,000,000 shares authorized, 303,123,542 shares issued and outstanding	3,031	3,031
Additional paid-in capital	5,852,896	3,683,644
Deferred compensation	—	(28,473)
Treasury stock, at cost	(70,495)	(34,162)
Accumulated deficit	(3,372,737)	(6,797,762)
Accumulated other comprehensive income (loss)	(943,165)	(1,112,345)

Total Stockholders’ Equity (Deficit)	1,472,492	(4,284,874)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,099,671	$5,931,594

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Statements of Operations
Revenue	$1,891,530	$1,515,021	$1,561,894
Operating expense	(768,838)	(772,398)	(1,062,394)
Selling, general and administrative expense	(493,810)	(446,249)	(690,743)
Depreciation and amortization — Operating expense	(808,663)	(730,001)	(1,147,176)
Impairment of long-lived assets — Operating expense	(402,239)	(436,153)	(1,320,942)
Restructuring charges and other — Operating expense	(35,970)	(1,274)	(204,127)
Stock-based compensation — Selling, general and administrative expense	(38,024)	(28,228)	(8,818)

Operating income (loss)	(656,014)	(899,282)	(2,872,306)
Interest income, including related party income of $985, $2,722 and $35,336, respectively	13,054	38,315	104,696
Interest expense, including related party expense of $8,218, $24,805 and $58,834, respectively	(327,132)	(680,101)	(1,070,830)
Foreign currency exchange gain (loss), net	121,612	739,794	(148,192)
Gain on extinguishment of debt	2,183,997	2,208,782	3,447
Gain (loss) on sale of investments in affiliates, net	279,442	117,262	(416,803)
Provision for loss on investments	—	(27,083)	(342,419)
Other (expense) income, net	(14,884)	(93,749)	76,907

Income (loss) before income taxes and other items	1,600,075	1,403,938	(4,665,500)
Reorganization expense, net	(32,009)	(75,243)	—
Income tax (expense) benefit, net	(50,344)	(201,182)	40,661
Minority interests in subsidiaries, net	183,182	(67,103)	496,515
Share in results of affiliates, net	294,464	(72,142)	(386,441)

Income (loss) before cumulative effect of change in accounting principle	1,995,368	988,268	(4,514,765)
Cumulative effect of change in accounting principle	—	(1,344,722)	20,056

Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)

Earnings per share (Note 20):
Basic net income (loss) per share before cumulative effect of change in accounting principle	$7.41	$2.29	$(41.47)
Cumulative effect of change in accounting principle	—	(3.13)	0.18

Basic net income (loss) per share	$7.41	$(0.84)	$(41.29)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$7.41	$2.29	$(41.47)
Cumulative effect of change in accounting principle	—	(3.12)	0.18

Diluted net income (loss) per share	$7.41	$(0.83)	$(41.29)

Statements of Comprehensive Income
Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	61,440	(864,104)	11,157
Change in fair value of derivative assets	10,616	13,443	(24,059)
Change in unrealized gain on available-for-sale securities	97,318	4,029	37,526
Other	(194)	(77)	271

Comprehensive income (loss)	$2,164,548	$(1,203,163)	$(4,469,814)

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B		Class C				Class A
	Common Stock		Common Stock		Common Stock		Additional		Treasury Stock
							Paid-In	Deferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount

	(In thousands, except number of shares)
December 31, 2002	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)
Issuance of Class A common stock for subsidiary preference shares	2,155,905	21	—	—	—	—	6,082	—	—	—
Issuance of Class A common stock in connection with stock option plans	311,454	3	—	—	—	—	1,351	—	—	—
Issuance of Class A common stock in connection with 401(k) plan	58,272	1	—	—	—	—	258	—	—	—
Issuance of common stock by UGC Europe for debt and other liabilities	—	—	—	—	—	—	966,362	—	—	—
Equity transactions of subsidiaries	—	—	—	—	—	—	(129,904)	1,896	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	26,577	—	—
Receipt of common stock in satisfaction of executive loans	—	—	—	—	—	—	—	—	188,792	—
Issuance of Class A common stock in connection with the UGC Europe exchange offer	174,432,647	1,744	—	—	—	—	1,325,103	—	4,780,611	(36,333)
Net income	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—
Change in fair value of derivative assets	—	—	—	—	—	—	—	—	—	—
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	—
Amortization of cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—

December 31, 2003	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$5,852,896	$—	12,373,643	$(70,495)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Class B			Accumulated
	Treasury Stock			Other
			Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total

	(In thousands, except number of shares)
December 31, 2002	—	$—	$(6,797,762)	$(1,112,345)	$(4,284,874)
Issuance of Class A common stock for subsidiary preference shares	—	—	1,423,102	—	1,429,205
Issuance of Class A common stock in connection with stock option plans	—	—	—	—	1,354
Issuance of Class A common stock in connection with 401(k) plan	—	—	—	—	259
Issuance of common stock by UGC Europe for debt and other liabilities	—	—	—	—	966,362
Equity transactions of subsidiaries	—	—	6,555	—	(121,453)
Amortization of deferred compensation	—	—	—	—	26,577
Receipt of common stock in satisfaction of executive loans	672,316	—	—	—	—
Issuance of Class A common stock in connection with the UGC Europe exchange offer	—	—	—	—	1,290,514
Net income	—	—	1,995,368	—	1,995,368
Foreign currency translation adjustments	—	—	—	61,440	61,440
Change in fair value of derivative assets	—	—	—	10,616	10,616
Unrealized gain (loss) on available-for-sale securities	—	—	—	97,318	97,318
Amortization of cumulative effect of change in accounting principle	—	—	—	(194)	(194)

December 31, 2003	672,316	$—	$(3,372,737)	$(943,165)	$1,472,492

     Accumulated Other Comprehensive Income (Loss)

	December 31,

	2003	2002

	(In thousands)
Foreign currency translation adjustments	$(1,057,074)	$(1,118,514)
Fair value of derivative assets	—	(10,616)
Other	113,909	16,785

Total	$(943,165)	$(1,112,345)

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Series C		Series D		Class A		Class B		Class C
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Additional
											Paid-In
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital

	(In thousands, except number of shares)
Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,134	$190	—	$—	$1,537,944
Accrual of dividends on Series B, C and D convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(156)
Merger/reorganization transaction	(425,000)	(425,000)	(287,500)	(287,500)	11,628,674	116	(10,156,802)	(101)	21,835,384	218	770,448
Issuance of Class C common stock for financial assets	—	—	—	—	—	—	—	—	281,288,158	2,813	1,396,469
Issuance of Class A common stock in exchange for remaining interest in Old UGC	—	—	—	—	600,000	6	—	—	—	—	(6)
Issuance of Class A common stock in connection with 401(k) plan	—	—	—	—	121,813	1	—	—	—	—	340
Equity transactions of subsidiaries and other	—	—	—	—	—	—	—	—	—	—	(21,395)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—
Change in fair value of derivative assets	—	—	—	—	—	—	—	—	—	—	—
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—
Amortization of cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—

Balances, December 31, 2002	—	$—	—	$—	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Other
		Treasury Stock			Comprehensive
	Deferred			Accumulated	Income
	Compensation	Shares	Amount	Deficit	(Loss)	Total

	(In thousands, except number of shares)
Balances, December 31, 2001	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)
Accrual of dividends on Series B, C and D convertible preferred stock	—	—	—	(4,018)	—	(4,174)
Merger/reorganizatio transaction	—	(35,708)	923	—	—	59,104
Issuance of Class C common stock for financial assets	—	—	—	—	—	1,399,282
Issuance of Class A common stock in exchange for remaining interest in Old UGC	—	—	—	—	—	—
Issuance of Class A common stock in connection with 401(k) plan	—	—	—	—	—	341
Equity transactions of subsidiaries and other	12,794	—	—	—	—	(8,601)
Amortization of deferred compensation	32,918	—	—	—	—	32,918
Purchase of treasury shares	—	1,835,000	(5,101)	—	—	(5,101)
Net income	—	—	—	(356,454)	—	(356,454)
Foreign currency translation adjustments	—	—	—	—	(864,104)	(864,104)
Change in fair value of derivative assets	—	—	—	—	13,443	13,443
Change in unrealized gain on available-for-sale securities	—	—	—	—	4,029	4,029
Amortization of cumulative effect of change in accounting principle	—	—	—	—	(77)	(77)

Balances, December 31, 2002	$(28,473)	7,404,240	$(34,162)	$(6,797,762)	$(1,112,345)	$(4,284,874)

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Series C		Series D		Class A		Class B
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Additional
									Paid-In
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital

	(In thousands, except number of shares)
Balances, December 31, 2000	425,000	$425,000	287,500	$287,500	83,820,633	$838	19,221,940	$192	$1,531,593
Exchange of Class B common stock for Class A common stock	—	—	—	—	194,806	2	(194,806)	(2)	—
Issuance of Class A common stock in connection with stock option plans and 401(k) plan	—	—	—	—	76,504	1	—	—	386
Issuance of Class A common stock for cash	—	—	—	—	11,991,018	120	—	—	19,905
Accrual of dividends on Series B, C and D convertible preferred stock	—	14,875	—	10,063	—	—	—	—	(1,873)
Issuance of Class A common stock in lieu of cash dividends on Series C and D convertible preferred stock	—	(14,875)	—	(10,063)	1,959,244	20	—	—	24,918
Equity transactions of subsidiaries and others	—	—	—	—	—	—	—	—	(29,122)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	(1,292)
Loans to related parties, collateralized with common shares and options	—	—	—	—	—	—	—	—	(6,571)
Net loss	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—
Change in fair value of derivative assets	—	—	—	—	—	—	—	—	—
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—
Amortization of cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—

Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,134	$190	$1,537,944

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Other
		Treasury Stock			Comprehensive
	Deferred			Accumulated	Income
	Compensation	Shares	Amount	Deficit	(Loss)	Total

	(In thousands, except number of shares)
Balances, December 31, 2000	$(117,136)	5,604,948	$(29,984)	$(1,892,706)	$(290,531)	$(85,234)
Exchange of Class B common stock for Class A common stock	—	—	—	—	—	—
Issuance of Class A common stock in connection with stock option plans and 401(k) plan	—	—	—	—	—	387
Issuance of Class A common stock for cash	—	—	—	—	—	20,025
Accrual of dividends on Series B, C and D convertible preferred stock	—	—	—	(49,875)	—	(26,810)
Issuance of Class A common stock in lieu of cash dividends on Series C and D convertible preferred stock	—	—	—	—	—	—
Equity transactions of subsidiaries and others	22,159	—	—	—	—	(6,963)
Amortization of deferred compensation	20,792	—	—	—	—	19,500
Loans to related parties, collateralized with common shares and options	—	—	—	—	—	(6,571)
Net loss	—	—	—	(4,494,709)	—	(4,494,709)
Foreign currency translation adjustments	—	—	—	—	11,157	11,157
Change in fair value of derivative assets	—	—	—	—	(24,059)	(24,059)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	37,526	37,526
Cumulative effect of change in accounting principle	—	—	—	—	523	523
Amortization of cumulative effect of change in accounting principle	—	—	—	—	(252)	(252)

Balances, December 31, 2001	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Stock-based compensation	38,024	28,228	8,818
Depreciation and amortization	808,663	730,001	1,147,176
Impairment of long-lived assets	402,239	437,427	1,525,069
Accretion of interest on senior notes and amortization of deferred financing costs	50,733	234,247	492,387
Unrealized foreign exchange (gains) losses, net	(84,258)	(745,169)	125,722
Loss on derivative securities	12,508	115,458	—
Gain on extinguishment of debt	(2,183,997)	(2,208,782)	3,447
(Gain) loss on sale of investments in affiliates and other assets, net	(279,442)	(117,262)	416,803
Provision for loss on investments	—	27,083	342,419
Reorganization expenses, net	32,009	75,243	—
Deferred tax provision	(18,161)	104,068	(43,167)
Minority interests in subsidiaries, net	(183,182)	67,103	(496,515)
Share in results of affiliates, net	(294,464)	72,142	386,441
Cumulative effect of change in accounting principle	—	1,344,722	(20,056)
Change in assets and liabilities:
Change in receivables, net	49,238	42,175	68,137
Change in other assets	(8,368)	4,628	2,489
Change in accounts payable, accrued liabilities and other	55,182	(148,466)	(135,604)

Net cash flows from operating activities	392,092	(293,608)	(671,143)

Cash Flows from Investing Activities
Purchase of short-term liquid investments	(1,000)	(117,221)	(1,691,751)
Proceeds from sale of short-term liquid investments	45,561	152,405	1,907,171
Restricted cash released (deposited), net	24,825	40,357	(74,996)
Investments in affiliates and other investments	(20,931)	(2,590)	(60,654)
Proceeds from sale of investments in affiliated companies	45,447	—	120,416
New acquisitions, net of cash acquired	(2,150)	(22,617)	(39,950)
Capital expenditures	(333,124)	(335,192)	(996,411)
Purchase of interest rate caps	(9,750)	—	—
Settlement of interest rate caps	(58,038)	—	—
Other	7,806	27,595	(45,192)

Net cash flows from investing activities	(301,354)	(257,263)	(881,367)

Cash Flows from Financing Activities
Issuance of common stock	1,354	200,006	24,054
Proceeds from notes payable to shareholder	—	102,728	—
Proceeds from short-term and long-term borrowings	23,161	42,742	1,673,981
Retirement of existing senior notes	—	(231,630)	(261,309)
Financing costs	(2,233)	(18,293)	(17,771)
Repayments of short-term and long-term borrowings	(233,506)	(90,331)	(766,950)
Other	—	—	(6,571)

Net cash flows from financing activities	(211,224)	5,222	645,434

Effects of Exchange Rates on Cash	20,662	35,694	(49,612)

Decrease in Cash and Cash Equivalents	(99,824)	(509,955)	(956,688)
Cash and Cash Equivalents, Beginning of Year	410,185	920,140	1,876,828

Cash and Cash Equivalents, End of Year	$310,361	$410,185	$920,140

Supplemental Cash Flow Disclosure
Cash paid for reorganization expenses	$27,084	$33,488	$—

Cash paid for interest	$185,591	$304,274	$519,221

Cash paid for income taxes	$1,947	$14,260	$—

Non-Cash Investing and Financing Activities
Issuance of subsidiary common stock for financial assets	$966,362	$—	$—

Issuance of common stock for acquisitions	$1,326,847	$1,206,441	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations
UnitedGlobalCom, Inc. (together with its subsidiaries the “Company”, “UGC”, “we”, “us”, “our” or similar terms) was formed in February 2001 as part of a series of planned transactions with Old UGC, Inc. (“Old UGC”, formerly known as UGC Holdings, Inc., now our wholly owned subsidiary) and Liberty Media Corporation (together with its subsidiaries and affiliates “Liberty”), which restructured and recapitalized our business. We are an international broadband communications provider of video, voice and Internet services with operations in 15 countries outside the United States. UGC Europe, Inc. (together with its subsidiaries “UGC Europe”), our largest consolidated operation, is a pan-European broadband communications company. Through its broadband networks, UGC Europe provides video, high-speed Internet access, telephone and programming services. UGC Europe’s operations are currently organized into two principal divisions — UPC Broadband and chellomedia. UPC Broadband delivers video, high-speed Internet access and telephone services to residential customers. chellomedia provides broadband Internet and interactive digital products and services, produces and markets thematic channels, operates our digital media center and operates a competitive local exchange carrier business providing telephone and data network solutions to the business market under the brand name Priority Telecom. Our primary Latin American operation, VTR GlobalCom S.A. (“VTR”), provides multi-channel television, high-speed Internet access and residential telephone services in Chile. We also have an approximate 19% interest in SBS Broadcasting S.A. (“SBS”), a European commercial television and radio broadcasting company, and an approximate 34% interest in Austar United Communications Ltd. (“Austar United”), a pay-TV provider in Australia.

2.	Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, deferred tax valuation allowances, loss contingencies, fair values of financial instruments, asset impairments, useful lives of property, plant and equipment, restructuring accruals and other special items. Actual results could differ from those estimates.
     Principles of Consolidation
The accompanying consolidated financial statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest and variable interest entities for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Cash and Cash Equivalents, Restricted Cash, Marketable Equity Securities and Other Investments
Cash and cash equivalents include cash and highly liquid investments with original maturities of less than three months. Restricted cash includes cash held as collateral for letters of credit and other loans, and is classified based on the expected expiration of such facilities. Cash held in escrow and restricted to a specific use is classified based on the expected timing of such disbursement. Marketable equity securities and other investments include marketable equity securities, certificates of deposit, commercial paper, corporate bonds and government securities that have original maturities greater than three months but less than twelve months.
Marketable equity securities and other investments are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these marketable equity securities and other investments are reported as a separate component of stockholders’ equity. Declines in the fair value of marketable equity securities and

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other investments that are other than temporary are recognized in the statement of operations, thus establishing a new cost basis for such investment. These marketable equity securities and other investments are evaluated on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the historical volatility of the price of each security and any market and company specific factors related to each security. Declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case-by-case basis to determine whether any company or market-specific factors exist that would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to the statement of operations, absent specific factors to the contrary.
We estimate fair value amounts using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     Allowance for Doubtful Accounts
The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. Generally, upon disconnection of a subscriber, the account is fully reserved. The allowance is maintained until either receipt of payment or collection of the account is no longer pursued. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk.
     Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Additions, replacements and improvements that extend asset lives are capitalized and costs for normal repair and maintenance are charged to expense as incurred. Costs associated with the construction of cable networks, transmission and distribution facilities are capitalized (including capital leases). Depreciation is calculated using the straight-line method over the economic useful life of the asset. Costs associated with new cable, telephone and Internet access subscriber installations are capitalized and depreciated over the average expected subscriber life. Subscriber installation costs include direct labor, materials (such as cabling, wiring, wall plates and fittings) and related overhead (such as indirect labor, logistics and inventory handling).
The economic lives of property, plant and equipment at acquisition are as follows:

Customer premise equipment	4-10 years
Commercial	3-20 years
Scaleable infrastructure	3-20 years
Line extensions	5-20 years
Upgrade/rebuild	3-20 years
Support capital	1-33 years
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets we intend to use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize a loss for the difference between the fair value and carrying value of the asset. For assets we intend to dispose of, we recognize a loss for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Goodwill and Other Intangible Assets
Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Other intangible assets consist principally of customer relationships, trademarks and computer software. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level on an annual basis. Goodwill and other indefinite-lived intangible assets are tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.
     Investments in Affiliates, Accounted for under the Equity Method
For those investments in unconsolidated subsidiaries and companies in which our voting interest is 20% to 50%, our investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and we exert significant influence through Board representation and management authority, the equity method of accounting is used. The cost method of accounting is used for our investments in affiliates in which our ownership interest is less than 20% and where we do not exert significant influence. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize our proportionate share of net earnings or losses of the affiliate, limited to the extent of our investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. We evaluate our investments in publicly traded securities accounted for under the equity method periodically for impairment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. A decline in value of an investment which is other than temporary is recognized as a realized loss, establishing a new carrying amount for the investment. Factors considered in making this evaluation include the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer, and our intent and ability to retain our investments for a period of time sufficient to allow for any anticipated recovery in market value.
     Derivative Financial Instruments
We use derivative financial instruments from time to time to manage exposure to movements in foreign currency exchange rates and interest rates. We account for derivative financial instruments in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, (“SFAS 133”), which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. These rules require that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivative financial instruments designated and that qualify as cash flow hedges, changes in the fair value of the effective portion of the derivative financial instruments are recorded as a component of other comprehensive income or loss in stockholders’ equity until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of the derivative financial instruments is immediately recognized in earnings. The change in fair value of the hedged item is recorded as an adjustment to its carrying value on the balance sheet. For

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
derivative financial instruments that are not designated or that do not qualify as accounting hedges, the changes in the fair value of the derivative financial instruments are recognized in earnings.
     Subscriber Prepayments and Deposits
Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.
     Cable Network Revenue and Related Costs
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
     Other Revenue and Related Costs
We recognize revenue from the provision of direct-to-home satellite services, or “DTH”, telephone and data services to business customers outside of our cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to these services outside of our cable network is deferred and amortized over the average expected subscriber life. Costs related to reconnections and disconnections are recognized in the statement of operations as incurred.
     Concentration of Credit Risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of subscriber receivables. Concentration of credit risk with respect to subscriber receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers who are delinquent.
     Stock-Based Compensation
We account for our stock-based compensation plans and the stock-based compensation plans of our subsidiaries using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). We have provided pro forma disclosures of net income (loss) under the fair value method of accounting for these plans, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation — Transition and Disclosure and Amendment of SFAS No. 123 (“SFAS 148”), as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Net income (loss), as reported	$1,995,368	$(356,454)	$(4,494,709)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	29,242	28,228	8,818
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(57,101)	(102,837)	(98,638)

Pro forma net income (loss)	$1,967,509	$(431,063)	$(4,584,529)

Basic net income (loss) per common share:
As reported	$7.41	$(0.84)	$(41.29)

Pro forma	$7.35	$(1.01)	$(42.10)

Diluted net income (loss) per common share:
As reported	$7.41	$(0.83)	$(41.29)

Pro forma	$7.35	$(1.01)	$(42.10)

(1)	Not including SARs. Compensation expense for SARs is the same under APB 25 and SFAS 123.
Stock-based compensation is recorded as a result of applying variable-plan accounting to stock appreciation rights (“SARs”) granted to employees and vesting of certain of our fixed stock-based compensation plans. Under variable-plan accounting, compensation expense (credit) is recognized at each financial statement date for vested SARs based on the difference between the grant price and the estimated fair value of our Class A common stock, until the SARs are exercised or expire, or until the fair value is less than the original grant price. Under fixed-plan accounting, deferred compensation is recorded for the excess of fair value over the exercise price of such options at the date of grant. This deferred compensation is then recognized in the statement of operations ratably over the vesting period of the options.
     Income Taxes
Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if we believe it more likely than not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future.
     Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during each period. Net income

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(loss) attributable to common stockholders includes the accrual of dividends on convertible preferred stock which is charged directly to additional paid-in capital and/or accumulated deficit. Diluted net income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive.
     Foreign Operations and Foreign Currency Exchange Rate Risk
Our consolidated financial statements are prepared in U.S. dollars. Almost all of our operations are conducted in a currency other than the U.S. dollar. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at period-end exchange rates and the statements of operations are translated at actual exchange rates when known, or at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities. Certain items such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) and certain other charges are denominated in a currency other than the respective company’s functional currency, which results in foreign exchange gains and losses recorded in the consolidated statement of operations. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.
     Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. We adopted SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS 145 required us to reclassify gains and losses associated with the extinguishment of debt (including the related tax effects) from extraordinary classification to other income in the accompanying consolidated statements of operations.
3.     Acquisitions, Dispositions and Other

2003

Acquisition of UPC Preference Shares
On February 12, 2003, we issued 368,287 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated February 6, 2003, among us and Alliance Balanced Shares, Alliance Growth Fund, Alliance Global Strategic Income Trust and EQ Alliance Common Stock Portfolio. In consideration for issuing the 368,287 shares of our Class A common stock, we acquired 1,833 preference shares A of UPC, nominal value €1.00 per share, and warrants to purchase 890,030 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. On February 13, 2003, we issued 482,217 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated February 11, 2003, among us and Capital Research and Management Company, on behalf of The Income Fund of America, Inc., Capital World Growth and Income Fund, Inc. and Fundamental Investors, Inc. In consideration for the 482,217 shares of our Class A common stock, we acquired 2,400

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
preference shares A of UPC, nominal value €1.00 per share, and warrants to purchase 1,165,352 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. A gain of $610.9 million was recognized from the purchase of these preference shares for the difference between fair value of the consideration given and book value (including accrued dividends) of these preference shares at the transaction date. This gain is reflected in the consolidated statement of stockholders’ equity (deficit).
On April 4, 2003, we issued 879,041 shares of our Class A common stock in a private transaction pursuant to a transaction agreement dated March 31, 2003, among us, a subsidiary of ours, Motorola Inc. and Motorola UPC Holdings, Inc. In consideration for the 879,041 shares of our Class A common stock, we acquired 3,500 preference shares A of UPC, nominal value €1.00 per share and warrants to purchase 1,669,457 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. On April 14, 2003, we issued 426,360 shares of our Class A common stock in a private transaction pursuant to a securities purchase agreement dated April 8, 2003, between us and Liberty International B-L LLC. In consideration for the 426,360 shares of our Class A common stock, we acquired 2,122 preference shares A of UPC, nominal value €.00 per share and warrants to purchase 971,118 ordinary shares A of UPC, nominal value €1.00 per share, at an exercise price of €42.546 per ordinary share. A gain of $812.2 million was recognized during the second quarter of 2003 from the purchase of these preference shares for the difference between fair value of the consideration given and book value (including accrued dividends) of the preference shares at the transaction date. This gain is reflected in the consolidated statement of stockholders’ equity (deficit).

United Pan-Europe Communications N.V. Reorganization
In September 2003, as a result of the consummation of UPC’s plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and insolvency proceedings under Dutch law, UGC Europe acquired all of the stock of, and became the successor issuer to, UPC. Prior to UPC’s reorganization, we were the majority stockholder and largest single creditor of UPC. We became the holder of approximately 66.6% of UGC Europe’s common stock in exchange for the equity and debt of UPC that we owned prior to UPC’s reorganization. UPC’s other bondholders and third-party holders of UPC’s ordinary shares and preference shares exchanged their securities for the remaining 33.4% of UGC Europe’s common stock.
We accounted for this restructuring as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we have consolidated the financial position and results of operations of UGC Europe as if the reorganization had been consummated at inception. We previously recognized a gain on the effective retirement of UPC’s senior notes, senior discount notes and UPC’s exchangeable loan held by us when those securities were acquired directly and indirectly by us in connection with our merger transaction with Liberty in January 2002. The issuance of common stock by UGC Europe to third-party holders of the remaining UPC senior notes and senior discount notes was recorded at fair value. This fair value was significantly less than the accreted value of such debt securities as reflected in our historical consolidated financial statements. Accordingly, for consolidated financial reporting purposes, we recognized a gain of $2.1 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt ($3.076 billion) over the fair value of UGC Europe common stock issued ($966.4 million).

UGC Europe Exchange Offer and Merger
On December 18, 2003, we completed an exchange offer pursuant to which we offered to exchange 10.3 shares of our Class A common stock for each outstanding share of UGC Europe common stock not owned by us. On December 19, 2003, we effected a short-form merger between UGC Europe and one of our subsidiaries on the same terms offered in the exchange offer. We issued 172,248,306 shares of our Class A common stock to third parties in connection with the exchange offer and merger (including 2,596,270 shares subject to appraisal

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rights that were withdrawn subsequent to December 31, 2003), as well as 4,780,611 shares to Old UGC to acquire its UGC Europe common stock. We now own all of the outstanding equity securities of UGC Europe.
We valued the exchange offer and merger for accounting purposes at $1.315 billion, based on the issuance of our Class A common stock at the average closing price of such stock for the five days surrounding November 12, 2003, the date we announced the revised and final terms of the exchange offer, and our estimated transaction costs, consisting primarily of dealer-manager, legal and accounting fees, printing costs, other external costs and other purchase consideration directly related to the exchange offer and merger. This total value includes $19.7 million related to the value of shares subject to appraisal rights that were withdrawn in January 2004. This amount is included in other current liabilities in the accompanying consolidated balance sheet.
We accounted for the exchange offer and merger using the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Under the purchase method of accounting, the total estimated purchase price was allocated to the minority shareholders’ proportionate interest in UGC Europe’s identifiable tangible and intangible assets and liabilities acquired by us based upon their estimated fair values upon completion of the transaction. Purchase price in excess of the book value of these identifiable tangible and intangible assets and liabilities acquired was allocated as follows (in thousands):

Property, plant and equipment	$717
Goodwill	1,005,148
Customer relationships and tradename	243,212
Other assets	10,556
Other liabilities	55,271

Total consideration	$1,314,904

The excess purchase price over the net identifiable tangible and intangible assets and liabilities acquired was recorded as goodwill, which is not deductible for tax purposes. This goodwill was attributable to the following:

•	Our ability to create a simpler, unified capital structure in which equity investors would participate in our equity at a single level, which would lead to greater liquidity for investors, due to the larger combined public float;

•	Our ability to facilitate the investment and transfer of funds between us and UGC Europe and its subsidiaries, thereby creating more efficient uses of our consolidated financial resources; and

•	Our assessment that the elimination of public stockholders at the UGC Europe level would create opportunities for cost reductions and organizational efficiencies through, among other things, the combination of UGC Europe’s and our separate corporate functions into a better integrated, unitary corporate organization.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following unaudited pro forma condensed consolidated operating results give effect to this transaction as if it had been completed as of January 1, 2003 (for 2003 results) and as of January 1, 2002 (for 2002 results). This unaudited pro forma condensed consolidated financial information does not purport to represent what our results of operations would actually have been if this transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable:

	Year Ended December 31,

	2003	2002

	(In thousands, except share
	and per share amounts)
Revenue	$1,891,530	$1,515,021

Income before cumulative effect of change in accounting principle	$1,805,225	$1,014,908

Net income (loss)	$1,805,225	$(329,814)

Earnings per share:
Basic net income (loss) per share before cumulative effect of change in accounting principle	$4.99	$1.63
Cumulative effect of change in accounting principle	—	(2.17)

Basic net income (loss) per share	$4.99	$(0.54)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$4.98	$1.63
Cumulative effect of change in accounting principle	—	(2.17)

Diluted net income (loss) per share	$4.98	$(0.54)

2002

Merger Transaction
On January 30, 2002, we completed a transaction with Liberty and Old UGC, pursuant to which the following occurred.
Immediately prior to the merger transaction on January 30, 2002:

•	Liberty contributed approximately 9.9 million shares of Old UGC Class B common stock and approximately 12.0 million shares of Old UGC Class A common stock to us and in exchange for these contributions, we issued Liberty approximately 21.8 million shares of our Class C common stock;

•	Certain long-term stockholders of Old UGC (the “Founders”) transferred their shares of Old UGC Class B common stock to limited liability companies, which limited liability companies then merged into us. As a result of such mergers, the Founders received approximately 8.9 million shares of our Class B common stock, which number of shares equals the number of shares of Old UGC Class B common stock transferred by them to the limited liability companies; and

•	Four of the Founders (the “Principal Founders”) contributed $3.0 million to Old UGC in exchange for securities that, at the effective time of the merger, converted into securities representing a 0.5% interest in Old UGC and entitled them to elect one-half of Old UGC’s directors.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of the merger transaction:

•	Old UGC became our 99.5%-owned subsidiary, and the Principal Founders held the remaining 0.5% interest in Old UGC;

•	Each share of Old UGC’s Class A and Class B common stock outstanding immediately prior to the merger was converted into one share of our Class A common stock;

•	The shares of Old UGC’s Series B, C and D preferred stock outstanding immediately prior to the merger were converted into an aggregate of approximately 23.3 million shares of our Class A common stock, which amount is equal to the number of shares of Old UGC Class A common stock the holders of Old UGC’s preferred stock would have received had they converted their preferred stock immediately prior to the merger;

•	Liberty had the right to elect four of our 12 directors;

•	The Founders had the effective voting power to elect eight of our 12 directors; and

•	We had the right to elect half of Old UGC’s directors and the Principal Founders had the right to elect the other half of Old UGC’s directors (see discussion below regarding a transaction that occurred on May 14, 2002, pursuant to which Old UGC became our wholly-owned subsidiary and we became entitled to elect the entire board of directors of Old UGC).
Immediately following the merger transaction:

•	Liberty contributed to us the UPC Exchangeable Loan which had an accreted value of $891.7 million as of January 30, 2002 and, as a result, UPC owed the amount payable under such loan to us rather than to Liberty;

•	Liberty contributed $200.0 million in cash to us;

•	Liberty contributed to us certain UPC bonds (the “United UPC Bonds”) and, as a result, UPC owed the amounts represented by the United UPC Bonds to us rather than to Liberty; and

•	In exchange for the contribution of these assets to us, an aggregate of approximately 281.3 million shares of our Class C common stock was issued to Liberty.
In December 2001, IDT United, Inc. (“IDT United”) commenced a cash tender offer for, and related consent solicitation with respect to, the entire $1.375 billion face amount of senior discount notes of Old UGC (the “Old UGC Senior Notes”). As of the expiration of the tender offer on February 1, 2002, holders of the notes had validly tendered and not withdrawn notes representing approximately $1.350 billion aggregate principal amount at maturity. At the time of the tender offer, Liberty had an equity and debt interest in IDT United. IDT United’s sole purpose was to tender for the Old UGC Senior Notes.
Prior to the merger on January 30, 2002, we acquired from Liberty $751.2 million aggregate principal amount at maturity of the Old UGC Senior Notes (which had previously been distributed to Liberty by IDT United in redemption of a portion of Liberty’s equity interest and in prepayment of a portion of IDT United’s debt to Liberty), as well as all of Liberty’s remaining interest in IDT United. The purchase price for the Old UGC Senior Notes and Liberty’s interest in IDT United was:

•	Our assumption of approximately $304.6 million of indebtedness owed by Liberty to Old UGC; and

•	Cash in the amount of approximately $143.9 million.
On January 30, 2002, Liberty loaned us approximately $17.3 million, of which approximately $2.3 million was used to purchase shares of redeemable preferred stock and convertible promissory notes issued by IDT United. Following January 30, 2002, Liberty loaned us an additional approximately $85.4 million. We used the

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
proceeds of these loans to purchase additional shares of redeemable preferred stock and convertible promissory notes issued by IDT United. These notes to Liberty accrued interest at 8.0% annually, compounded and payable quarterly, and were cancelled in January 2004 (see Note 22). Subsequent to these transactions, IDT United held Old UGC Senior Notes with a principal amount at maturity of $599.2 million. Although we only retain a 33.3% common equity interest in IDT United, we consolidate IDT United as a “variable interest entity”, as we are the primary beneficiary of an entity that has insufficient equity at risk.
On May 14, 2002, the Principal Founders transferred all of the shares of Old UGC common stock held by them to us in exchange for an aggregate of 600,000 shares of our Class A common stock pursuant to an exchange agreement dated May 14, 2002, among such individuals and us. This exchange agreement superseded the exchange agreement entered into at the time of the merger transaction. As a result of this exchange, Old UGC became our wholly-owned subsidiary, and we were entitled to elect the entire board of directors of Old UGC. This transaction was the final step in the recapitalization of Old UGC.
We accounted for the merger transaction on January 30, 2002 as a reorganization of entities under common control at historical cost, similar to a pooling of interests. Under reorganization accounting, we consolidated the financial position and results of operations of Old UGC as if the merger transaction had been consummated at the inception of Old UGC. The purchase of the Old UGC Senior Notes directly from Liberty and the purchase of Liberty’s interest in IDT United were recorded at fair value. The issuance of our new shares of Class C common stock to Liberty for cash, the United UPC Bonds and the UPC Exchangeable Loan was recorded at the fair value of our common stock at closing. The estimated fair value of these financial assets (with the exception of the UPC Exchangeable Loan) was significantly less than the accreted value of such debt securities as reflected in Old UGC’s historical financial statements. Accordingly, for consolidated financial reporting purposes, we recognized a gain of approximately $1.757 billion from the extinguishment of such debt outstanding at that time equal to the excess of the then accreted value of such debt over our cost, as follows:

	Fair Value
	at Acquisition	Book Value	Gain/(Loss)

	(In thousands)
Old UGC Senior Notes	$540,149	$1,210,974	$670,825
United UPC Bonds	312,831	1,451,519	1,138,688
UPC Exchangeable Loan	891,671	891,671	—
Write-off of deferred financing costs	—	(52,224)	(52,224)

Total gain on extinguishment of debt	$1,744,651	$3,501,940	$1,757,289

We also recorded a deferred income tax provision of $110.6 million related to a portion of the gain on extinguishment of the Old UGC Senior Notes.

Transfer of German Shares
Until July 30, 2002, UPC had a 51% ownership interest in EWT/ TSS Group through its 51% owned subsidiary, UPC Germany. Pursuant to the agreement by which UPC acquired EWT/ TSS Group, UPC was required to fulfill a contribution obligation no later than March 2003, by contributing certain assets amounting to approximately €358.8 million. If UPC failed to make the contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the minority shareholders of UPC Germany could call for 22.3% of the ownership interest in UPC Germany in exchange for the euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received the holders’ notice of exercise. On July 30, 2002, UPC completed the transfer of 22.3% of UPC Germany to the minority shareholders in return for the cancellation of the contribution obligation. UPC now owns 28.7% of UPC Germany, with the former minority shareholders owning the remaining 71.3%. UPC Germany is governed by a new shareholders agreement. For

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting purposes, this transaction resulted in the deconsolidation of UPC Germany effective August 1, 2002, and recognition of a gain from the reversal of the net negative investment in UPC Germany. Details of the assets and liabilities of UPC Germany as of August 1, 2002 were as follows (in thousands):

Working capital	$(74,809)
Property, plant and equipment	74,169
Goodwill and other intangible assets	69,912
Long-term liabilities	(84,288)
Minority interest	(142,158)
Gain on reversal of net negative investment	147,925

Net cash deconsolidated	$(9,249)

Other
In January 2002, we recognized a gain of $109.2 million from the restructuring and cancellation of capital lease obligations associated with excess capacity of certain Priority Telecom vendor contracts.
In June 2002, we recognized a gain of $342.3 million from the delivery by certain banks of $399.2 million in aggregate principal amount of UPC’s senior notes and senior discount notes as settlement of certain interest rate and cross currency derivative contracts between the banks and UPC.

2001
In December 2001, UPC and Canal+ Group, the television and film division of Vivendi Universal (“Canal+”) merged their respective Polish DTH satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska contributed its Polish and United Kingdom DTH assets to Telewizyjna Korporacja Partycypacyjna S.A., a subsidiary of Canal+ (“TKP”), and placed €30.0 million ($26.8 million) cash into an escrow account, which was used to fund TKP with a loan of €30.0 million in January 2002 (the “JV Loan”). In return, UPC Polska received a 25% ownership interest in TKP and €150.0 ($134.1) million in cash. UPC Polska’s investment in TKP was recorded at fair value as of the date of the transaction, resulting in a loss of $416.9 million upon consummation of the merger.

4.	Marketable Equity Securities and Other Investments

	December 31, 2003		December 31, 2002

	Fair	Unrealized	Fair	Unrealized
	Value	Gain	Value	Gain

	(In thousands)		(In thousands)
SBS common stock	$195,600	$105,790	$—	$—
Other equity securities	10,725	6,098	—	—
Corporate bonds and other	2,134	856	45,854	14

Total	$208,459	$112,744	$45,854	$14

We recorded an aggregate charge to earnings for other than temporary declines in the fair value of certain of our investments of approximately nil, $2.0 million and nil for the years ended December 31, 2003, 2002 and 2001, respectively.
We own 6.0 million shares of SBS. Historically, our common share ownership interest in SBS was accounted for under the equity method of accounting, as we were able to exert significant influence. On December 19, 2003, SBS redeemed certain of its outstanding debt and as a result issued new common shares to the note

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
holders which reduced our ownership interest. As we no longer have the ability to exercise significant influence over SBS, we changed our accounting method from the equity method to the cost method, and marked these shares to fair value as available-for-sale securities.

5.	Property, Plant and Equipment

						Foreign
					UGC Europe	Currency
	December 31,				Exchange	Translation	December 31,
	2002	Additions	Disposals	Impairments(1)	Offer(2)	Adjustments	2003

	(In thousands)
Customer premises equipment	$1,003,950	$95,834	$(2,459)	$(89,971)	$20,936	$201,941	$1,230,231
Commercial	5,670	—	—	—	—	235	5,905
Scaleable infrastructure	637,171	44,177	—	(23,806)	(8,973)	138,000	786,569
Line extensions	2,055,614	66,216	—	(302,280)	(3,806)	373,306	2,189,050
Upgrade/rebuild	846,406	30,287	—	(4,854)	(5,653)	151,127	1,017,313
Support capital	696,362	70,972	(473)	(30,874)	4,824	127,250	868,061
Priority Telecom(3)	306,233	17,074	—	(415)	(5,357)	43,521	361,056
UPC Media	83,598	5,833	—	(6,438)	(1,254)	16,447	98,186

Total	5,635,004	330,393	(2,932)	(458,638)	717	1,051,827	6,556,371
Accumulated depreciation	(1,994,793)	(804,937)	2,123	64,788	—	(480,809)	(3,213,628)

Net property, plant and equipment	$3,640,211	$(474,544)	$(809)	$(393,850)	$717	$571,018	$3,342,743

(1)	See Note 17.

(2)	See Note 3.

(3)	Consists primarily of network infrastructure and equipment.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill
The change in the carrying amount of goodwill by operating segment for the year ended December 31, 2003 is as follows:

				Foreign
			UGC Europe	Currency
	December 31,		Exchange	Translation	December 31,
	2002	Acquisitions	Offer(1)	Adjustments	2003

	(In thousands)
Europe:
Austria	$140,349	$383	$167,209	$31,640	$339,581
Belgium	14,284	—	24,467	1,747	40,498
Czech Republic	—	—	67,138	1,240	68,378
Hungary	73,878	229	142,809	11,723	228,639
The Netherlands	705,833	—	256,415	149,310	1,111,558
Norway	9,017	—	28,553	930	38,500
Poland	—	—	36,368	672	37,040
Romania	20,138	—	2,698	324	23,160
Slovak Republic	3,353	—	22,644	1,133	27,130
Sweden	142,771	—	30,823	31,270	204,864
chellomedia	—	—	122,304	2,258	124,562
UGC Europe, Inc.	—	—	103,720	1,915	105,635

Total	1,109,623	612	1,005,148	234,162	2,349,545
Latin America:
Chile	140,710	—	—	29,576	170,286

Total	$1,250,333	$612	$1,005,148	$263,738	$2,519,831

(1)	See Note 3.
We adopted SFAS 142 effective January 1, 2002. SFAS 142 required a transitional impairment assessment of goodwill as of January 1, 2002, in two steps. Under step one, the fair value of each of our reporting units was compared with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. We completed step one in June 2002, and concluded the carrying value of certain reporting units as of January 1, 2002 exceeded fair value. The completion of step two resulted in an impairment adjustment of $1.34 billion. This amount has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations, effective January 1, 2002, in accordance with SFAS 142. We also recorded impairment charges totaling $362.8 million based on our annual impairment test effective December 31, 2002.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Pro Forma Information
Prior to January 1, 2002, goodwill and excess basis on equity method investments was generally amortized over 15 years. The following presents the pro forma effect on net loss for the year ended December 31, 2001, from the reduction of amortization expense on goodwill and the reduction of amortization of excess basis on equity method investments, as a result of the adoption of SFAS 142 (in thousands, except per share amounts):

Year Ended
December 31,
2001

Net loss as reported	$(4,494,709)
Goodwill amortization
UPC and subsidiaries	379,449
VTR	11,310
Austar United and subsidiaries	12,765
Other	2,881
Amortization of excess basis on equity investments
UPC affiliates	35,940
Austar United affiliates	2,823
Other	2,027

Adjusted net loss	$(4,047,514)

Basic and diluted net loss per common share as reported	$(41.29)
Goodwill amortization
UPC and subsidiaries	3.45
VTR	0.10
Austar United and subsidiaries	0.12
Other	0.03
Amortization of excess basis on equity investments
UPC affiliates	0.33
Austar United affiliates	0.03
Other	0.02

Adjusted basic and diluted net loss per common share	$(37.21)

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets
Other intangible assets consist primarily of customer relationships, tradename, licenses and capitalized software. Customer relationships are amortized over the expected lives of our customers. The weighted-average amortization period of the customer relationship intangible is approximately 7.5 years. Tradename is an indefinite-lived intangible asset that is not subject to amortization. The following tables present certain information for other intangible assets. Actual amounts of amortization expense may differ from estimated amounts due to additional acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

						Foreign
					UGC Europe	Currency
	December 31,				Exchange	Translation	December 31,
	2002	Additions	Impairments(1)	Disposals	Offer	Adjustments	2003

	(In thousands)
Intangible assets with definite lives:
Customer relationships	$—	$—	$—	$—	$220,290	$4,068	$224,358
License fees	25,075	1,489	(13,871)	(3,815)	—	2,870	11,748
Other	10,493	233	—	(4,132)	—	1,925	8,519
Intangible assets with indefinite lives:
Tradename	—	—	—	—	22,922	424	23,346

Total	35,568	1,722	(13,871)	(7,947)	243,212	9,287	267,971
Accumulated amortization	(21,792)	(3,726)	5,482	7,537	—	(3,236)	(15,735)

Net intangible assets	$13,776	$(2,004)	$(8,389)	$(410)	$243,212	$6,051	$252,236

(1)	See Note 17.

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Amortization expense	$3,726	$16,632	$19,136

	Year Ended December 31,

	2004	2005	2006	2007	2008	Thereafter

	(In thousands)
Estimated amortization expense	$33,043	$31,816	$30,515	$30,515	$30,515	$72,486

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt

	December 31,

	2003	2002

	(In thousands)
UPC Distribution Bank Facility	$3,698,586	$3,289,826
UPC Polska notes	317,372	377,110
VTR Bank Facility	123,000	—
Old UGC Senior Notes	24,627	24,313
Other	80,493	133,148
PCI notes	—	14,509
UPC July 1999 senior notes(1)	—	1,079,062
UPC January 2000 senior notes(1)	—	1,075,468
UPC October 1999 senior notes(1)	—	658,458

Total	4,244,078	6,651,894
Current portion	(628,176)	(6,179,223)

Long-term portion	$3,615,902	$472,671

(1)	These senior notes and senior discount notes were converted into common stock of UGC Europe in connection with UPC’s reorganization.
     UPC Distribution Bank Facility
The UPC Distribution Bank Facility is guaranteed by UPC’s majority owned cable operating companies, excluding Poland, and is senior to other long-term debt obligations of UPC. The UPC Distribution Bank Facility credit agreement contains certain financial covenants and restrictions on UPC’s subsidiaries regarding payment of dividends, ability to incur indebtedness, dispose of assets, and merge and enter into affiliate transactions.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides detail of the UPC Distribution Bank Facility:

	Currency/Tranche		Amount Outstanding
	Amount		December 31, 2003

		US		US			Payment	Final
Tranche	Euros	Dollars	Euros	Dollars	Interest Rate(4)	Description	Begins	Maturity

	(In thousands)
Facility A(1)(2)(3)	€666,750	$840,529	€230,000	$289,946	EURIBOR +2.25%–4.0%	Revolving credit	June-06	June-08
Facility B(1)(2)	2,333,250	2,941,380	2,333,250	2,941,380	EURIBOR +2.25%–4.0%	Term loan	June-04	June-08
Facility C1(1)	95,000	119,760	95,000	119,760	EURIBOR +5.5%	Term loan	June-04	March-09
Facility C2(1)	405,000	347,500	275,654	347,500	LIBOR +5.5%	Term loan	June-04	March-09

Total			€2,933,904	$3,698,586

(1)	An annual commitment fee of 0.5% over the unused portions of each facility is applicable.

(2)	Pursuant to the terms of the October 2000 agreement, this interest rate is variable depending on certain leverage ratios.

(3)	The availability under Facility A of €436.8 ($550.6) million can be used to finance additional permitted acquisitions and/or to refinance indebtedness, subject to covenant compliance.

(4)	As of December 31, 2003, six month EURIBOR and LIBOR rates were 2.2% and 1.2%, respectively.
In January 2004, the UPC Distribution Bank Facility was amended to:

•	Permit indebtedness under a new facility (“Facility D”). The new facility has substantially the same terms as the existing facility and consists of five different tranches totaling €1.072 billion. The proceeds of Facility D are limited in use to fund the scheduled payments of Facility B under the existing facility between December 2004 and December 2006;

•	Increase and extend the maximum permitted ratios of senior debt to annualized EBITDA (as defined in the bank facility) and lower and extend the minimum required ratios of EBITDA to senior interest and EBITDA to senior debt service;

•	Include a total debt to annualized EBITDA ratio and EBITDA to total cash interest ratio;

•	Include a mandatory prepayment from proceeds of debt issuance and net equity proceeds received by UGC Europe; and

•	Permit acquisitions depending on certain leverage ratios and other restrictions.
     UPC Polska Notes
On July 7, 2003, UPC Polska filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On January 22, 2004, the U.S. Bankruptcy Court confirmed UPC Polska’s Chapter 11 plan of reorganization, which was consummated and became effective on February 18, 2004, when UPC Polska emerged from the Chapter 11 proceedings. In accordance with UPC Polska’s plan of reorganization, third-party note holders received a total of $80.0 million in cash, $100.0 million in new 9.0% UPC Polska notes due 2007, and approximately 2.0 million shares of our Class A common stock in exchange for the cancellation of their claims. Two subsidiaries of UGC Europe, UPC Telecom B.V. and Belmarken Holding B.V., received $15.0 million in cash and 100% of the newly issued membership interests denominated as stock of the reorganized company in exchange for the cancellation of their claims.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     VTR Bank Facility
In May 2003, VTR and VTR’s senior lenders amended and restated VTR’s existing senior secured credit facility. Principal payments are payable during the term of the facility on a quarterly basis beginning March 31, 2004, with final maturity on December 31, 2006. The VTR Bank Facility bears interest at LIBOR plus 5.50% (subject to adjustment under certain conditions) and is collateralized by tangible and intangible assets pledged by VTR and certain of its operating subsidiaries, as set forth in the credit agreement. The VTR Bank Facility is senior to other long-term debt obligations of VTR. The VTR Bank Facility credit agreement establishes certain covenants with respect to financial statements, existence of lawsuits, insurance, prohibition of material changes, limits to taxes, indebtedness, restriction of payments, capital expenditures, compliance ratios, governmental approvals, coverage agreements, lines of business, transactions with related parties, certain obligations with subsidiaries and collateral issues.
     Old UGC Senior Notes
The Old UGC Senior Notes accreted to an aggregate principal amount of $1.375 billion on February 15, 2003, at which time cash interest began to accrue. Commencing August 15, 2003, cash interest on the Old UGC Senior Notes is payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The Old UGC Senior Notes mature on February 15, 2008. As of December 31, 2003, the following entities held the Old UGC Senior Notes:

	Principal
	Amount at
	Maturity

	(In thousands)
UGC	$638,008	(1)
IDT United	599,173	(1)
Third parties	24,627

Total	$1,261,808

(1)	Eliminated in consolidation.
The Old UGC Senior Notes began to accrue interest on a cash-pay basis on February 15, 2003, with the first payment due August 15, 2003. Old UGC did not make this interest payment. Because this failure to pay continued for a period of more than 30 days, an event of default exists under the terms of the Old UGC Senior Notes indenture. On November 24, 2003, Old UGC, which principally owns our interests in Latin America and Australia, reached an agreement with us, IDT United (in which we have a 94% fully diluted interest and a 33% common equity interest) and the unaffiliated stockholders of IDT United on terms for the restructuring of the Old UGC Senior Notes. Consistent with the restructuring agreement, on January 12, 2004, Old UGC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. The agreement and related transactions, if implemented, would result in the acquisition by Old UGC of the Old UGC Notes held by us (following cancellation of offsetting obligations) and IDT United for common stock of Old UGC. Old UGC Senior Notes held by third parties would either be left outstanding (after cure and reinstatement) or acquired for our Class A Common Stock (or, at our election, for cash). Subject to consummation of the transactions contemplated by the agreement, we expect to acquire the interests of the unaffiliated stockholders in IDT United for our Class A Common Stock and/or cash, at our election, in which case Old UGC would continue to be wholly owned by us. The value of any Class A Common Stock to be issued by us in these transactions is not expected to exceed $45 million. A claim was filed in the Chapter 11 proceeding by Excite@Home. See Note 13.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Long-Term Debt Maturities
The maturities of our long-term debt are as follows (in thousands):

Year Ended December 31, 2004	$628,176
Year Ended December 31, 2005	718,903
Year Ended December 31, 2006	1,002,106
Year Ended December 31, 2007	671,704
Year Ended December 31, 2008	813,423
Thereafter	409,766

Total	$4,244,078

9.	Fair Value of Financial Instruments

	December 31, 2003			December 31, 2002

	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value

	(In thousands)
UPC Distribution Bank Facility	$3,698,586	$3,698,586	(1)	$3,289,826	$3,289,826	(2)
UPC Polska Notes	317,372	194,500	(3)	377,110	99,133	(4)
VTR Bank Facility	123,000	123,000	(5)	144,000	144,000	(5)
Note payable to Liberty	102,728	102,728	(6)	102,728	102,728	(6)
Old UGC Senior Notes	24,627	20,687	(7)	24,313	8,619	(4)
UPC July 1999 Senior Notes	—	—		1,079,062	64,687	(4)
UPC October 1999 Senior Notes	—	—		658,458	41,146	(4)
UPC January 2000 Senior Notes	—	—		1,075,468	68,152	(4)
UPC FiBI Loan	—	—		57,033	—	(8)
Other	85,592	85,592	(9)	151,769	151,769	(9)

Total	$4,351,905	$4,225,093		$6,959,767	$3,970,060

(1)	In the absence of quoted market prices, we determined the fair value to be equivalent to carrying value because: a) interest on this facility is tied to variable market rates; b) Moody’s Investor Service rated the facility at B+; and c) the credit agreement was amended in January 2004 to add a new €1.072 billion tranche on similar credit terms as the previous facility.

(2)	In the absence of quoted market prices, we determined the fair value to be equivalent to carrying value because: a) the restructuring plan of UPC assumed this facility was valued at par (100% of carrying amount); b) the reorganization plan of UPC assumed, in liquidation, that the lenders of the facility would be paid back 100%, based on seniority in liquidation (i.e., the assets of UPC Distribution were sufficient to repay the facility in a liquidation scenario); c) certain lenders under the facility confirmed to us they did not mark down the facility on their books; and d) when the facility was amended in connection with the restructuring agreement on September 30, 2002, the revised terms included increased fees and margin (credit spread), resetting the terms of this variable-rate facility to market.

(3)	Fair value represents the consideration UPC Polska note holders received from the consummation of UPC Polska’s second amended Chapter 11 plan of reorganization.

(4)	Fair value is based on quoted market prices.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	In the absence of quoted market prices, we determined the fair value to be equivalent to carrying value because: a) interest on this facility is tied to variable market rates; b) VTR is not highly leveraged; c) VTR’s results of operations exceeded budget in 2002 and 2003; d) the Chilean peso strengthened considerably in 2003; and e) in May 2003 the credit agreement was amended and restated on similar credit terms to the previous facility.

(6)	We extinguished this obligation at its carrying amount in January 2004 through the issuance of our Class A common stock at fair value.

(7)	Fair value is based on an independent valuation analysis.

(8)	Fair value of our Israeli investment was determined to be nil by an independent valuation firm in 2002. The FiBI Loan was secured by this investment. On October 30, 2002, the First International Bank of Israel (“FiBI”) and we agreed to sell our Israeli investment to a wholly-owned subsidiary of FiBI in exchange for the extinguishment of the FiBI Loan. This transaction closed on February 24, 2003.

(9)	Fair value approximates carrying value.
The carrying value of cash and cash equivalents, subscriber receivables, other receivables, other current assets, accounts payable, accrued liabilities and subscriber prepayments and deposits approximates fair value, due to their short maturity. The fair values of equity securities are based upon quoted market prices at the reporting date.

10.	Derivative Instruments
We had a cross currency swap related to the UPC Distribution Bank Facility where a $347.5 million notional amount was swapped at an average rate of 0.852 euros per U.S. dollar until November 29, 2002. On November 29, 2002, the swap was settled for €64.6 million. We also had an interest rate swap related to the UPC Distribution Bank Facility where a notional amount of €1.725 billion was fixed at 4.55% for the EURIBOR portion of the interest calculation through April 15, 2003. This swap qualified as an accounting cash flow hedge, accordingly, the changes in fair value of this instrument were recorded through other comprehensive income (loss) in the consolidated statement of stockholders’ equity (deficit). This swap expired April 15, 2003. During the first quarter of 2003, we purchased an interest rate cap on the euro denominated UPC Distribution Bank Facility for 2003 and 2004. As a result, the net rate (without the applicable margin) is capped at 3.0% on a notional amount of €2.7 billion. The changes in fair value of these interest caps are recorded through other income in the consolidated statement of operations. In June 2003, we entered into a cross currency and interest rate swap pursuant to which a $347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 1.113 euros per U.S. dollar until July 2005. The changes in fair value of these interest swaps are recorded through other income in the consolidated statement of operations. For the years ended December 31, 2003, 2002 and 2001, we recorded losses of $56.3 million, $130.1 million and $105.8 million, respectively, in connection with the change in fair value of these derivative instruments. The fair value of these derivative contracts as of December 31, 2003 was $45.6 million (liability).
Certain of our operating companies’ programming contracts are denominated in currencies that are not the functional currency or local currency of that operating company, nor that of the counter party. As a result, these contracts contain embedded foreign exchange derivatives that require separate accounting. We report these derivatives at fair value, with changes in fair value recognized in earnings.

11.	Bankruptcy Proceedings
In September 2002, we and other creditors of UPC reached a binding agreement on a recapitalization and reorganization plan for UPC. In order to effect the restructuring, on December 3, 2002, UPC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Southern District of New York, including a pre-negotiated plan of reorganization dated December 3, 2002. On that date, UPC also commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law and filed a proposed plan of compulsory composition with the Amsterdam Court under the Dutch bankruptcy code. The U.S. Bankruptcy Court confirmed the reorganization plan on February 20, 2003. The Dutch Bankruptcy Court ratified the plan of compulsory composition on March 13, 2003. Following appeals in the Dutch proceedings, the reorganization was completed as provided for in the pre-negotiated plan of reorganization in September 2003.
On June 19, 2003, UPC Polska executed a binding agreement with some of its creditors to restructure its balance sheet. In order to effect the restructuring, on July 7, 2003, UPC Polska filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York, including a pre-negotiated plan of reorganization dated July 8, 2003. On October 27, 2003, UPC Polska filed a first amended plan of reorganization with the U.S. Bankruptcy Court. On December 17, 2003, UPC Polska entered into a “Stipulation and Order with Respect to Consensual Plan of Reorganization” which terminated the restructuring agreement. Pursuant to the Stipulation, UPC filed a second amended plan of reorganization with the U.S. Bankruptcy Court, which was consummated and became effective on February 18, 2004.
In connection with their bankruptcy proceedings, UPC and UPC Polska are required to prepare their consolidated financial statements in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of UPC’s and UPC Polska’s pre-petition liabilities that were subject to compromise under their plans of reorganization are segregated in their consolidated balance sheet as liabilities and convertible preferred stock subject to compromise. These liabilities were recorded at the amounts expected to be allowed as claims in the bankruptcy proceedings rather than at the estimated amounts for which those allowed claims might be settled as a result of the approval of the plans of reorganization. Since we consolidate UPC and UPC Polska, financial information with respect to UPC and UPC Polska included in our accompanying consolidated financial statements has been prepared in

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accordance with SOP 90-7. The following presents condensed financial information for UPC Polska and UPC in accordance with SOP 90-7:

	UPC Polska	UPC

	December 31,

	2003	2002

	(In thousands)
Balance Sheet
Assets
Current assets	$240,131	$54,650
Long-term assets	—	328,422

Total assets	$240,131	$383,072

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Not subject to compromise:
Accounts payable, accrued liabilities, debt and other	$10,794	$631

Total current liabilities not subject to compromise	10,794	631

Subject to compromise:
Accounts payable	14,445	38,647
Short-term debt	6,000	—
Accrued liabilities	—	232,603
Intercompany payable(1)	4,668	135,652
Current portion of long-term debt(1)	456,992	2,812,954
Debt(1)	481,737	1,533,707

Total current liabilities subject to compromise	963,842	4,753,563

Long-term liabilities not subject to compromise	—	725,008

Convertible preferred stock subject to compromise(2)	—	1,744,043

Stockholders’ equity (deficit)	(734,505)	(6,840,173)

Total liabilities and stockholders’ equity (deficit)	$240,131	$383,072

(1)	Certain amounts are eliminated in consolidation.

(2)	99.6% is eliminated in consolidation.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	UPC Polska	UPC

	December 31,

	2003(1)	2002(2)

	(In thousands)
Statement of Operations
Revenue	$—	$19,037
Expense	—	(42,696)
Depreciation and amortization	—	(16,562)
Impairment and restructuring charges	(6,000)	(1,218)

Operating income (loss)	(6,000)	(41,439)
Share in results of affiliates and other expense, net	(6,669)	(1,870,430)

Net income (loss)	$(12,669)	$(1,911,869)

(1)	For the period from July 7, 2003 (the petition date) to December 31, 2003.

(2)	For the year ended December 31, 2002.
The following presents certain other disclosures required by SOP 90-7 for UPC Polska and UPC:

	2003	2002

	(In thousands)
Interest expense on liabilities subject to compromise(1)	$55,270	$—

Contractual interest expense on liabilities subject to compromise	$106,858	$709,571

Reorganization expense:
Professional fees	$43,248	$37,898
Adjustment of debt to expected allowed amounts	(19,239)	—
Write-off of deferred finance costs	—	36,203
Other	8,000	1,142

Total reorganization expense	$32,009	$75,243

(1)	In accordance with SOP 90-7, interest expense on liabilities subject to compromise is reported in the accompanying consolidated statement of operations only to the extent that it will be paid during the bankruptcy proceedings or to the extent it is considered an allowed claim.

12.	Net Negative Investment in Deconsolidated Subsidiaries
On November 15, 2001, we transferred an approximate 50% interest in United Australia/ Pacific, Inc. (“UAP”) to an independent third party for nominal consideration. As a result, we deconsolidated UAP effective November 15, 2001. On March 29, 2002, UAP filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. On March 18, 2003, the U.S. Bankruptcy Court entered an order confirming UAP’s plan of reorganization (the “UAP Plan”). The UAP Plan became effective in April 2003, and the UAP bankruptcy proceeding was completed in June 2003.
In April 2003, pursuant to the UAP Plan, affiliates of Castle Harlan Australian Mezzanine Partners Pty Ltd. (“CHAMP”) acquired UAP’s indirect approximate 63.2% interest in United Austar, Inc. (“UAI”), which owned approximately 80.7% of Austar United. The purchase price for UAP’s indirect interest in UAI was $34.5 million in cash, which was distributed to the holders of UAP’s senior notes due 2006 in complete satisfaction of their claims. Upon consummation of the UAP Plan, we recognized our proportionate share of

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UAP’s gain from the sale of its 63.2% interest in UAI ($26.3 million) and our proportionate share of UAP’s gain from the extinguishment of its outstanding senior notes ($258.4 million). Such amounts are reflected in share in results of affiliates in the accompanying consolidated statement of operations. In addition, we recognized a gain of $284.7 million associated with the sale of our indirect approximate 49.99% interest in UAP that occurred on November 15, 2001.
13.     Guarantees, Commitments and Contingencies
     Guarantees
In connection with agreements for the sale of certain assets, we typically retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. We generally indemnify the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by us. These types of indemnification guarantees typically extend for a number of years. We are unable to estimate the maximum potential liability for these types of indemnification guarantees as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and the likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.
In connection with the acquisition of UPC’s ordinary shares held by Philips Electronics N.V. (“Philips”) on December 1, 1997, UPC agreed to indemnify Philips for any damages incurred by Philips in relation to a guarantee provided by them to the City of Vienna, Austria (“Vienna Obligations”), but was not able to give such indemnification due to certain debt covenants. Following the successful tender for our bonds in January 2002, we were able to enter into an indemnity agreement with Philips with respect to the Vienna Obligations. On August 27, 2003, UPC acknowledged to us that UPC would be primarily liable for the payment of any amounts owing pursuant to the Vienna Obligations and that UPC would indemnify and hold us harmless for the payment of any amounts owing under such indemnity agreement. Historically, UPC has not made any significant indemnification payments to either Philips or us under such agreements and no material amounts have been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees, as UPC does not believe such amounts are probable of occurrence.
Under the UPC Distribution Bank Facility and VTR Bank Facility, we have agreed to indemnify our lenders under such facilities against costs or losses resulting from changes in laws and regulation which would increase the lenders’ costs, and for legal action brought against the lenders. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability. Historically, we have not made any significant indemnification payments under such agreements and no material amounts have been accrued in the accompanying financial statements with respect to these indemnification guarantees.
We sub-lease transponder capacity to a third party and all guaranteed performance criteria is matched with the guaranteed performance criteria we receive from the lease transponder provider. We have third party contracts for the distribution of channels from our digital media center in Amsterdam that require us to perform according to industry standard practice, with penalties attached should performance drop below the agreed-upon criteria. Additionally, our interactive services group in Europe has third party contracts for the delivery of interactive content with certain performance criteria guarantees.
     Commitments
We have entered into various lease agreements for conduit and satellite transponder capacity, programming, broadcast and exhibition rights, office space, office furniture and equipment, and vehicles. Rental expense

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under these lease agreements totaled $69.9 million, $48.5 million and $63.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. We have capital and operating lease obligations and other non-cancelable commitments as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ended December 31, 2004	$7,791	$60,501
Year ended December 31, 2005	8,790	39,376
Year ended December 31, 2006	7,887	32,020
Year ended December 31, 2007	7,899	26,109
Year ended December 31, 2008	7,917	21,511
Thereafter	61,826	42,092

Total minimum payments	$102,110	$221,609

Less amount representing interest and executory costs	(37,268)

Net lease payments	64,842
Lease obligations due within one year	(3,073)

Long-term lease obligations	$61,769

As of December 31, 2003, we have a commitment to purchase 265,000 set-top computers over the next two years. We expect to finance these purchases from existing unrestricted cash balances and future operating cash flow.
We have certain franchise obligations under which we must meet performance requirements to construct networks under certain circumstances. Non-performance of these obligations could result in penalties being levied against us. We continue to meet our obligations so as not to incur such penalties. In the ordinary course of business, we provide customers with certain performance guarantees. For example, should a service outage occur in excess of a certain period of time, we would compensate those customers for the outage. Historically, we have not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, we have not been able to estimate our maximum potential loss or the maximum potential loss has not been specified.
     Contingencies
The following is a description of certain legal proceedings to which we or one of our subsidiaries is a party. From time to time we may become involved in litigation relating to claims arising out of our operations in the normal course of business. In our opinion, the ultimate resolution of these legal proceedings would not likely have a material adverse effect on our business, results of operations, financial condition or liquidity.
     Cignal
On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications (“Cignal”) filed a lawsuit against UPC in the District Court in Amsterdam, The Netherlands, claiming $200.0 million alleging that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful consummation of the initial public offering of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the initial public offering.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Excite@Home
In 2000, certain of our subsidiaries, including UPC, pursued a transaction with Excite@Home, which if completed, would have merged UPC’s chello broadband subsidiary with Excite@Home’s international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, we received a complaint filed on September 26, 2003 by Frank Morrow, on behalf of the General Unsecured Creditors’ Liquidating Trust of At Home in the United States Bankruptcy Court for the Northern District of California, styled as In re At Home Corporation, Frank Morrow v. UnitedGlobalCom, Inc. et al. (Case No. 01-32495-TC). In general, the complaint alleges breach of contract and fiduciary duty by UGC and Old UGC. The action has been stayed as to Old UGC by the Bankruptcy Court in the Old UGC bankruptcy proceeding. The plaintiff has filed a claim in the bankruptcy proceedings of approximately $2.2 billion. We deny the material allegations and intend to defend the litigation vigorously.
     HBO
UPC Polska was involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners (collectively “HBO”) concerning its cable carriage agreement and its D-DTH carriage agreement for the HBO premium movie channel. In February 2004, the matter was settled and UPC Polska paid $6.0 million to HBO.
     ICH
On July 4, 2001, ICH, InterComm France CVOHA (“ICF I”), InterComm France II CVOHA (“ICF II”), and Reflex Participations (“Reflex,” collectively with ICF I and ICF II, the “ICF Party”) served a demand for arbitration on UPC, Old UGC, and its subsidiaries, Belmarken Holding B.V. (“Belmarken”) and UPC France Holding B.V. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party’s position as a minority shareholder in Médiaréseaux S.A. In February 2004, the parties entered into a settlement agreement pursuant to which UPC purchased the shares owned by the ICF Party in Médiaréseaux S.A. for consideration of 1,800,000 shares of our Class A common stock.
     Movieco
On December 3, 2002, Europe Movieco Partners Limited (“Movieco”) filed a request for arbitration (the “Request”) against UPC with the International Court of Arbitration of the International Chamber of Commerce. The Request contains claims that are based on a cable affiliation agreement entered into between the parties on December 21, 1999 (the “CAA”). The arbitral proceedings were suspended from December 17, 2002 to March 18, 2003. They have subsequently been reactivated and directions have been given by the Arbitral Tribunal. In the proceedings, Movieco claims (i) unpaid license fees due under the CAA, plus interest, (ii) an order for specific performance of the CAA or, in the alternative, damages for breach of that agreement, and (iii) legal and arbitration costs plus interest. Of the unpaid license fees, approximately $11.0 million had been accrued prior to UPC commencing insolvency proceedings in the Netherlands on December 3, 2002 (the “Pre-Petition Claim”). Movieco made a claim in the Dutch insolvency proceedings for the Pre-Petition Claim and shares of the appropriate value were delivered to Movieco in December 2003. UPC filed a counterclaim in the arbitral proceeding, stating that the CAA is null and void because it breaches Article 81 of the EC Treaty. UPC also relies on the Order of the Southern District of New York dated January 7, 2003 in which the New York Court ordered that the rejection of the CAA was approved effective March 1, 2003, and that UPC shall have no further liability under the CAA.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Philips
On October 22, 2002, Philips Digital Networks B.V. (“Philips”) commenced legal proceedings against UPC, UPC Nederland B.V. and UPC Distribution (together the “UPC Defendants”) alleging failure to perform by the UPC Defendants under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the “STC Agreement”). The action was commenced by Philips following a termination of the STC Agreement by the UPC Defendants as a consequence of Philips’ failure to deliver STCs conforming to the material technical specifications required by the terms of the STC Agreement. The parties have entered into a settlement agreement conditioned upon UPC Defendants entering into a purchase agreement for STCs by June 30, 2004.
     UGC Europe Exchange Offer
On October 8, 2003, an action was filed in the Court of Chancery of the State of Delaware in New Castle County, in which the plaintiff named as defendants UGC Europe, UGC and certain of our directors. The complaint purports to assert claims on behalf of all public shareholders of UGC Europe. On October 21, 2003, the plaintiff filed an amended complaint in the Delaware Court of Chancery. The complaint alleges that UGC Europe and the defendant directors have breached their fiduciary duties to the public shareholders of UGC Europe in connection with an offer by UGC to exchange shares of its common stock for outstanding common stock of UGC Europe. Among the remedies demanded, the complaint seeks to enjoin the exchange offer and obtain declaratory relief, unspecified damages and rescission. On November 12, 2003, we and the plaintiff, through respective counsel, entered into a memorandum of understanding agreeing to settle the litigation and to pay up to $975,000 in attorney fees, subject to court approval of the settlement.

14.	Minority Interests in Subsidiaries

	December 31,

	2003	2002

	(In thousands)
UPC convertible preference shares held by third parties(1)	$—	$1,094,668
UPC convertible preference shares held by Liberty(2)	—	297,753
IDT United	20,858	7,986
Other	1,903	1,739

Total	$22,761	$1,402,146

(1)	We acquired 99.4% of these convertible preference shares in February and April 2003. The remainder was exchanged for UGC Europe common stock in connection with UPC’s restructuring.

(2)	Acquired by us in April 2003.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The minority interests’ share of results of operations is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Minority interest share of UGC Europe net loss	$181,046	$—	$—
Accrual of dividends on UPC’s convertible preference shares held by third parties	—	(78,355)	(70,089)
Accrual of dividends on UPC’s convertible preference shares held by Liberty	—	(18,728)	(19,113)
Minority interest share of UPC net loss	—	—	54,050
Subsidiaries of UGC Europe	(91)	28,080	484,780
Other	2,227	1,900	46,887

Total	$183,182	$(67,103)	$496,515

15.	Stockholders’ Equity (Deficit)
     Description of Capital Stock
Our authorized capital stock currently consists of:

•	1,000,000,000 shares of Class A common stock;

•	1,000,000,000 shares of Class B common stock;

•	400,000,000 shares of Class C common stock; and

•	10,000,000 shares of preferred stock, all $0.01 par value per share.
     Common Stock
Our Class A common stock, Class B common stock and Class C common stock have identical economic rights. They do, however, differ in the following respects:

•	Each share of Class A common stock, Class B common stock and Class C common stock entitles the holders thereof to one, ten and ten votes, respectively, on each matter to be voted on by our stockholders, excluding, until our next annual meeting of stockholders, the election of directors, at which time the holders of Class A common stock, Class B common stock and Class C common stock will vote together as a single class on each matter to be voted on by our stockholders, including the election of directors; and

•	Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock at any time. Each share of Class C common stock is convertible, at the option of the holder, into one share of Class A common stock or Class B common stock at any time.
Holders of our Class A, Class B and Class C common stock are entitled to receive any dividends that are declared by our board of directors out of funds legally available for that purpose. In the event of our liquidation, dissolution or winding up, holders of our Class A, Class B and Class C common stock will be entitled to share in all assets available for distribution to holders of common stock. Holders of our Class A, Class B and Class C common stock have no preemptive right under our certificate of incorporation. Our certificate of incorporation provides that if there is any dividend, subdivision, combination or reclassification of any class of common stock, a proportionate dividend, subdivision, combination or reclassification of one other class of common stock will be made at the same time.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Preferred Stock
We are authorized to issue 10 million shares of preferred stock. Our board of directors is authorized, without any further action by the stockholders, to determine the following for any unissued series of preferred stock:

•	voting rights;

•	dividend rights;

•	dividend rates;

•	liquidation preferences;

•	redemption provisions;

•	sinking fund terms;

•	conversion or exchange rights;

•	the number of shares in the series; and

•	other rights, preferences, privileges and restrictions.
In addition, the preferred stock could have other rights, including economic rights senior to common stock, so that the issuance of the preferred stock could adversely affect the market value of common stock. The issuance of preferred stock may also have the effect of delaying, deferring or preventing a change in control of us without any action by the stockholders.
     UGC Equity Incentive Plan
On August 19, 2003, our Board of Directors adopted an Equity Incentive Plan (the “Incentive Plan”) effective September 1, 2003. Our stockholders approved the Incentive Plan on September 30, 2003. After such stockholder approval of the Incentive Plan, the Board of Directors recommended certain changes to the Incentive Plan that give us the ability to issue stock appreciation rights with a grant price at, above, or less than the fair market value of our common stock on the date the stock appreciation right is granted. Those changes, along with certain other technical changes, were incorporated into an amended UGC Equity Incentive Plan (the “Amended Incentive Plan”), which was approved by our stockholders on December 17, 2003. The Board of Directors have reserved 39,000,000 shares of common stock, plus an additional number of shares on January 1 of each year equal to 1% of the aggregate shares of Class A and Class B common stock outstanding, for the Amended Incentive Plan. No more than 5,000,000 shares of Class A or Class B common stock in the aggregate may be granted to a single participant during any calendar year, and no more than 3,000,000 shares may be issued under the Amended Incentive Plan as Class B common stock. The Amended Incentive Plan permits the grant of the following awards (the “Awards”): stock options (“Options”), restricted stock awards (“Restricted Stock”), SARs, stock bonuses (“Stock Bonuses”), stock units (“Stock Units”) and other grants of stock. Our employees, consultants and non-employee directors and affiliated entities designated by the Board of Directors are entitled to receive any Awards under the Amended Incentive Plan, provided, however, that only non-qualified Options may be granted to non-employee directors. In accordance with the provisions of the Plan, our compensation committee (the “Committee”) has the discretion to: select participants from among eligible employees and eligible consultants; determine the Awards to be made; determine the number of Stock Units, SARs or shares of stock to be issued and the time at which such Awards are to be made; fix the option price, period and manner in which an Option becomes exercisable; establish the duration and nature of Restricted Stock Award restrictions; establish the terms and conditions applicable to Stock Bonuses and Stock Units; and establish such other terms and requirements of the various compensation incentives under the Amended Incentive Plan as the Committee may deem necessary or desirable and consistent with the terms of the Amended Incentive Plan. The Committee may,

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under certain circumstances, delegate to our officers the authority to grant Awards to specified groups of employees and consultants. The Board has the sole authority to grant Options under the Amended Incentive Plan to non-employee directors. The maximum term of Options granted under the Amended Incentive Plan is ten years. The Committee shall determine, at the time of the award of SARs, the time period during which the SARs may be exercised and other terms that shall apply to the SARs. The Amended Incentive Plan terminates August 31, 2013.
A summary of activity for the Amended Incentive Plan is as follows:

		Weighted-
	Number of	Average
	SARs	Base Price

Outstanding at beginning of year	—	$—
Granted during the year	32,165,550	$4.69
Cancelled during the year	(78,280)	$4.59
Exercised during the year	—	$—

Outstanding at end of year	32,087,270	$4.69

Exercisable at end of year	—	$—

The weighted-average fair values and weighted average base prices of SARs granted under the Amended Incentive Plan are as follows:

		Fair	Base
Base Price	Number	Value	Price

Less than market price(1)	15,081,775	$5.44	$3.74
Equal to market price(2)	15,081,775	$6.88	$5.44
Equal to market price	2,002,000	$4.91	$6.13
Greater than market price	—	$—	$—

Total(3)	32,165,550	$4.33	$4.69

(1)	We originally granted these SARs below fair market value on date of grant; however, upon exercise the holder will receive only the difference between the base price and the lesser of $5.44 or the fair market value of our Class A common stock on the date of exercise.

(2)	We originally granted these SARs at fair market value on date of grant. As a result of the UGC Europe Exchange Offer and merger transaction in December 2003, we substituted UGC SARs for UGC Europe SARs.

(3)	All the SARs granted during Fiscal 2003 vest in five equal annual increments. Vesting of the SARs granted would be accelerated upon a change of control of UGC as defined in the Amended Incentive Plan. The table does not reflect the adjustment to the base prices on all outstanding SARs in January 2004. As a result of the dilution caused by our subscription rights offering that closed in February 2004, all base prices have since been reduced by $0.87.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following summarizes information about SARs outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
		Life	Base		Base
Base Price Range	Number	(Years)	Price	Number	Price

$3.74	15,042,635	9.97	$3.74	—	$—
$5.44	15,042,635	9.97	$5.44	—	$—
$6.13	1,997,000	9.75	$6.13	—	$—
$7.20	5,000	9.90	$7.20	—	$—

Total	32,087,270	9.95	$4.69	—	$—

The Amended Incentive Plan is accounted for as a variable plan and accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of our Class A common stock. Compensation expense of $8.8 million was recognized in the statement of operations for the year ended December 31, 2003.
     UGC Stock Option Plans
During 1993, Old UGC adopted a stock option plan for certain of its employees, which was assumed by us on January 30, 2002 (the “Employee Plan”). The Employee Plan was construed, interpreted and administered by the Committee, consisting of all members of the Board of Directors who were not our employees. The Employee Plan provided for the grant of options to purchase up to 39,200,000 shares of Class A common stock, of which options for up to 3,000,000 shares of Class B common stock were available to be granted in lieu of options for shares of Class A common stock. The Committee had the discretion to determine the employees and consultants to whom options were granted, the number of shares subject to the options, the exercise price of the options, the period over which the options became exercisable, the term of the options (including the period after termination of employment during which an option was to be exercised) and certain other provisions relating to the options. The maximum number of shares subject to options that were allowed to be granted to any one participant under the Employee Plan during any calendar year was 5,000,000 shares. The maximum term of options granted under the Employee Plan was ten years. Options granted were either incentive stock options under the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In general, for grants prior to December 1, 2000, options vested in equal monthly increments over 48 months, and for grants subsequent to December 1, 2000, options vested 12.5% six months from the date of grant and then in equal monthly increments over the next 42 months. Vesting would be accelerated upon a change of control of us as defined in the Employee Plan. At December 31, 2003, employees had options to purchase an aggregate of 10,745,692 shares of Class A common stock outstanding under The Employee Plan and options to purchase an aggregate of 3,000,000 shares of Class B common stock. The Employee Plan expired June 1, 2003. Options outstanding prior to the expiration date continue to be recognized, but no new grants of options will be made.
Old UGC adopted a stock option plan for non-employee directors effective June 1, 1993, which was assumed by us on January 30, 2002 (the “1993 Director Plan”). The 1993 Director Plan provided for the grant of an option to acquire 20,000 shares of our Class A common stock to each member of the Board of Directors who was not also an employee of ours (a “non-employee director”) on June 1, 1993, and to each person who was newly elected to the Board of Directors as a non-employee director after June 1, 1993, on the date of their election. To allow for additional option grants to non-employee directors, Old UGC adopted a second stock option plan for non-employee directors effective March 20, 1998, which was assumed by us on January 30,

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002 (the “1998 Director Plan”, and together with the 1993 Director Plan, the “Director Plans”). Options under the 1998 Director Plan were granted at the discretion of our Board of Directors. The maximum term of options granted under the Director Plans was ten years. Under the 1993 Director Plan, options vested 25.0% on the first anniversary of the date of grant and then evenly over the next 36-month period. Under the 1998 Director Plan, options vested in equal monthly increments over the four-year period following the date of grant. Vesting under the Director Plans would be accelerated upon a change in control of us as defined in the respective Director Plans. Effective March 14, 2003, the Board of Directors terminated the 1993 Director Plan. At the time of termination, we had granted options for an aggregate of 860,000 shares of Class A common stock, of which 271,667 shares have been cancelled. Options outstanding prior to the date of termination continue to be recognized, but no new grants of options will be made.
Pro forma information regarding net income (loss) and net income (loss) per share is required to be determined as if we had accounted for our Employee Plan’s and Director Plans’ options granted on or after March 1, 1995 under the fair value method prescribed by SFAS 123. The fair value of options granted for the years ended December 31, 2003, 2002 and 2001 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	3.40%	4.62%	4.78%
Expected lives	6 years	6 years	6 years
Expected volatility	100%	100%	95.13%
Expected dividend yield	0%	0%	0%
Based on the above assumptions, the total fair value of options granted was nil, $47.6 million and $5.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.
A summary of stock option activity for the Employee Plan is as follows:

	Year Ended December 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price

Outstanding at beginning of year	16,964,230	$7.88	5,141,807	$16.16	4,770,216	$16.95
Granted during the year	—	$—	11,970,000	$4.43	543,107	$10.08
Cancelled during the year	(3,067,084)	$5.90	(147,577)	$16.66	(157,741)	$20.12
Exercised during the year	(151,454)	$3.92	—	$—	(13,775)	$5.30

Outstanding at end of year	13,745,692	$8.36	16,964,230	$7.88	5,141,807	$16.16

Exercisable at end of year	8,977,124	$9.91	7,371,369	$10.28	3,125,596	$13.70

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of stock option activity for the Director Plans is as follows:

	Year Ended December 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price

Outstanding at beginning of year	1,080,000	$10.52	1,110,416	$11.24	630,000	$18.13
Granted during the year	—	$—	200,000	$5.00	500,000	$5.00
Cancelled during the year	—	$—	(230,416)	$9.20	(19,584)	$73.45
Exercised during the year	(160,000)	$4.75	—	$—	—	$—

Outstanding at end of year	920,000	$11.53	1,080,000	$10.52	1,110,416	$11.24

Exercisable at end of year	702,290	$13.48	569,999	$12.81	487,290	$12.99

The combined weighted-average fair values and weighted-average exercise prices of options granted under the Employee Plan and the Director Plans are as follows:

	Year Ended December 31,

	2002			2001

		Fair	Exercise		Fair	Exercise
Exercise Price	Number	Value	Price	Number	Value	Price

Less than market price	2,900,000	$4.53	$2.64	3,149	$9.65	$5.96
Equal to market price	—	$—	$—	100,000	$13.71	$17.38
Greater than market price	9,270,000	$3.71	$5.00	939,958	$4.10	$6.62

Total	12,170,000	$3.91	$4.44	1,043,107	$5.03	$7.64

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Price Range	Number	(Years)	Price	Number	Price

$4.16–$4.75	407,000	3.75	$4.29	407,000	$4.29
$5.00–$5.00	10,977,808	8.09	$5.00	6,203,710	$5.00
$5.11–$7.13	996,182	3.89	$5.75	974,677	$5.77
$7.75–$86.50	2,284,702	5.84	$27.66	2,094,027	$28.68

Total	14,665,692	7.33	$8.56	9,679,414	$10.17

     UPC Stock Option Plans
UPC adopted a stock option plan on June 13, 1996, as amended (the “UPC Plan”), for certain of its employees and those of its subsidiaries. Options under the UPC Plan were granted at fair market value at the time of the grant, unless determined otherwise by UPC’s Supervisory Board. The maximum term that the options were exerciseable was five years from the date of the grant. In order to introduce the element of “vesting” of the options, the UPC Plan provided that even though the options were exercisable upon grant, the options were subject to repurchase rights reduced by equal monthly amounts over a vesting period of 36 months for options granted in 1996 and 48 months for all other options. Upon termination of an employee

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(except in the case of death, disability or the like), all unvested options previously exercised were resold to UPC at the exercise price and all vested options were exercised within 30 days of the termination date. UPC’s Supervisory Board was allowed to alter these vesting schedules at its discretion. The UPC Plan also contained anti-dilution protection and provided that, in the case of a change of control, the acquiring company had the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control. As a result of UPC’s reorganization under Chapter 11 of the U.S. Bankruptcy Code, all of UPC’s existing stock-based compensation plans were cancelled.
Pro forma information regarding net income (loss) and net income (loss) per share is presented below as if UPC had accounted for the UPC Plan under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2002 and 2001 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	Year Ended
	December 31,

	2002	2001

Risk-free interest rate	3.16%	4.15%
Expected lives	5 years	5 years
Expected volatility	118.33%	112.19%
Expected dividend yield	0%	0%
Based on the above assumptions, the total fair value of options granted was approximately $0.1 million and $140.5 million for the years ended December 31, 2002 and 2001, respectively.
The UPC Plan was accounted for as a variable plan prior to UPC’s initial public offering in February 1999. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the estimated fair value of UPC’s common stock. Thereafter, the UPC Plan was accounted for as a fixed plan. Compensation expense of $29.2 million, $31.9 million and $30.6 million was recognized in the statement of operations for the years ended December 31, 2003, 2002 and 2001, respectively.
In March 1998, UPC adopted a phantom stock option plan (the “UPC Phantom Plan”) which permitted the grant of phantom stock rights in up to 7,200,000 shares of UPC’s common stock. The UPC Phantom Plan gave the employee the right to receive payment equal to the difference between the fair value of a share of UPC common stock and the option base price for the portion of the rights vested. The rights were granted at fair value at the time of grant, and generally vested in equal monthly increments over the four-year period following the effective date of grant and were exerciseable for ten years following the effective date of grant. UPC had the option of payment in (i) cash, (ii) freely tradable shares of our Class A common stock or (iii) freely tradable shares of UPC’s common stock. The UPC Phantom Plan contained anti-dilution protection and provided that, in certain cases of a change of control, all phantom options outstanding become fully exercisable. As a result of UPC’s reorganization under Chapter 11 of the U.S. Bankruptcy Code, all of UPC’s existing stock-based compensation plans were cancelled. The UPC Phantom Plan was accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense (credit) of nil and $(22.8) million was recognized in the statement of operations for the years ended December 31, 2002 and 2001, respectively.

16.	Segment Information
Our European operations are currently organized into two principal divisions-UPC Broadband and chellomedia. UPC Broadband provides video services, telephone services and high-speed Internet access services to residential customers, and manages its business by country. chellomedia provides broadband Internet and interactive digital products and services, operates a competitive local exchange carrier business providing

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
telephone and data network solutions to the business market (Priority Telecom) and holds certain investments. In Latin America we also have a Broadband division that provides video services, telephone services and high-speed Internet access services to residential and business customers, and manages its business by country. We evaluate performance and allocate resources based on the results of these segments. The key operating performance criteria used in this evaluation include revenue and “Adjusted EBITDA”. Adjusted EBITDA is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. “EBITDA” is an acronym for earnings before interest, taxes, depreciation and amortization. As we use the term, Adjusted EBITDA further removes the effects of cumulative effects of accounting changes, share in results of affiliates, minority interests in subsidiaries, reorganization expense, other income and expense, provision for loss on investments, gain (loss) on sale of investments in affiliates, gain on extinguishment of debt, foreign currency exchange gain (loss), impairment and restructuring charges, certain litigation expenses and stock-based compensation. We believe Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe Adjusted EBITDA is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within Adjusted EBITDA distorts their ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of Adjusted EBITDA is important because analysts and other investors use it to compare our performance to other companies in our industry. We reconcile the total of the reportable segments’ Adjusted EBITDA to our consolidated net income as presented in the accompanying consolidated statements of operations, because we believe consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Adjusted EBITDA as a supplement to, and not a substitute for, other GAAP measures of income as a measure of operating performance. As discussed above, Adjusted EBITDA excludes, among other items, frequently occurring impairment, restructuring and other charges that would be included in GAAP measures of operating performance.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Revenue

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Europe:
UPC Broadband
The Netherlands	$592,223	$459,044	$365,988
Austria	260,162	198,189	163,073
Belgium	31,586	24,646	22,318
Czech Republic	63,348	44,337	38,588
Norway	95,284	76,430	59,707
Hungary	165,450	124,046	93,206
France	113,946	92,441	83,811
Poland	85,356	76,090	132,669
Sweden	75,057	52,560	40,493
Slovak Republic	25,467	18,852	17,607
Romania	20,189	16,119	12,710

Total	1,528,068	1,182,754	1,030,170
Germany	—	28,069	45,848
Corporate and other(1)	32,563	35,139	51,762

Total	1,560,631	1,245,962	1,127,780

chellomedia
Priority Telecom(1)	121,330	112,637	206,149
Media(1)	98,463	69,372	75,676
Investments	528	465	—

Total	220,321	182,474	281,825

Intercompany Eliminations	(127,055)	(108,695)	(176,417)

Total	1,653,897	1,319,741	1,233,188

Latin America:
Broadband
Chile	229,835	186,426	166,590
Brazil, Peru, Uruguay	7,798	7,054	6,044

Total	237,633	193,480	172,634

Australia
Broadband	—	—	145,423
Content	—	—	9,973
Other	—	—	235

Total	—	—	155,631

Corporate and other (United States)	—	1,800	441

Total	$1,891,530	$1,515,021	$1,561,894

(1)	Primarily The Netherlands.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Adjusted EBITDA

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Europe:
UPC Broadband
The Netherlands	$267,075	$119,329	$40,913
Austria	98,278	64,662	40,583
Belgium	12,306	8,340	4,367
Czech Republic	24,657	9,241	9,048
Norway	27,913	17,035	5,337
Hungary	63,357	41,487	26,555
France	13,920	(10,446)	(25,678)
Poland	24,886	15,794	(8,633)
Sweden	31,827	15,904	6,993
Slovak Republic	10,618	4,940	2,802
Romania	7,545	6,044	3,165
Other	386	535	1,434

Total	582,768	292,865	106,886
Germany	—	12,562	22,197
Corporate and other(1)	(46,091)	(25,727)	(93,781)

Total	536,677	279,700	35,302
chellomedia
Priority Telecom(1)	14,530	(3,809)	(79,758)
Media(1)	22,874	(4,851)	(100,599)
Investments	(1,033)	(374)	—

Total	36,371	(9,034)	(180,357)

Total	573,048	270,666	(145,055)

Latin America:
Broadband
Chile	69,951	41,959	26,860
Brazil, Peru, Uruguay	8	(3,475)	(4,016)

Total	69,959	38,484	22,844

Australia
Broadband	—	—	(32,338)
Content	—	—	(6,849)
Other	—	(282)	(832)

Total	—	(282)	(40,019)

Corporate and other (United States)	(14,125)	(12,494)	(29,013)

Total	$628,882	$296,374	$(191,243)

(1)	Primarily The Netherlands.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Total segment Adjusted EBITDA reconciles to consolidated net income (loss) as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Total segment Adjusted EBITDA	$628,882	$296,374	$(191,243)
Depreciation and amortization	(808,663)	(730,001)	(1,147,176)
Impairment of long-lived assets	(402,239)	(436,153)	(1,320,942)
Restructuring charges and other	(35,970)	(1,274)	(204,127)
Stock-based compensation	(38,024)	(28,228)	(8,818)

Operating income (loss)	(656,014)	(899,282)	(2,872,306)
Interest expense, net	(314,078)	(641,786)	(966,134)
Foreign currency exchange gain (loss), net	121,612	739,794	(148,192)
Gain on extinguishment of debt	2,183,997	2,208,782	3,447
Gain (loss) on sale of investments in affiliates, net	279,442	117,262	(416,803)
Other expense, net	(14,884)	(120,832)	(265,512)

Income (loss) before income taxes and other items	1,600,075	1,403,938	(4,665,500)
Other, net	395,293	(415,670)	150,735

Income (loss) before cumulative effect of change in accounting principle	1,995,368	988,268	(4,514,765)
Cumulative effect of change in accounting principle	—	(1,344,722)	20,056

Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Investments in Affiliates		Long-Lived Assets		Total Assets

	December 31,		December 31,		December 31,

	2003	2002	2003	2002	2003	2002

	(In thousands)
Europe:
UPC Broadband
The Netherlands	$222	$215	$1,334,294	$1,310,783	$2,493,134	$1,884,044
Austria	—	—	307,758	282,628	700,209	450,526
Belgium	—	—	22,596	22,395	88,725	44,444
Czech Republic	—	—	117,527	120,863	201,103	127,691
Norway	—	—	219,651	226,981	280,528	249,761
Hungary	1,708	—	249,515	251,120	541,139	343,287
France	—	—	246,307	573,167	274,180	608,650
Poland	15,049	3,277	118,586	124,088	302,216	245,122
Sweden	—	—	94,414	87,339	321,961	237,619
Slovak Republic	—	—	35,697	26,896	67,027	33,428
Romania	—	—	15,235	9,403	42,503	31,078

Total	16,979	3,492	2,761,580	3,035,663	5,312,725	4,255,650
Corporate and other(1)	65,279	112,507	14,154	39,455	374,876	576,568

Total	82,258	115,999	2,775,734	3,075,118	5,687,601	4,832,218

chellomedia
Priority Telecom(1)	3,232	—	182,491	202,986	241,909	261,301
Media(1)	2,257	4,037	43,578	48,625	232,527	72,554

Total	5,489	4,037	226,069	251,611	474,436	333,855

Total	87,747	120,036	3,001,803	3,326,729	6,162,037	5,166,073

Latin America:
Broadband
Chile	—	—	322,606	293,941	602,762	509,376
Brazil, Peru, Uruguay	3,522	33,817	9,584	9,448	18,388	55,381

Total	3,522	33,817	332,190	303,389	621,150	564,757

Corporate and other (United States)	3,969	—	8,750	10,093	316,484	200,764

Total	$95,238	$153,853	$3,342,743	$3,640,211	$7,099,671	$5,931,594

(1)	Primarily The Netherlands.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Depreciation and Amortization			Capital Expenditures

	Year Ended December 31,			Year Ended December 31,

	2003	2002	2001	2003	2002	2001

	(In thousands)
Europe:
UPC Broadband
The Netherlands	$(225,638)	$(230,852)	$(252,356)	$(63,451)	$(97,841)	$(213,846)
Austria	(85,589)	(71,924)	(68,513)	(43,751)	(38,388)	(92,679)
Belgium	(6,877)	(5,952)	(7,531)	(3,473)	(2,884)	(8,367)
Czech Republic	(18,665)	(16,317)	(24,577)	(12,294)	(4,706)	(26,287)
Norway	(36,765)	(37,288)	(35,918)	(9,714)	(7,050)	(60,562)
Hungary	(39,102)	(34,889)	(35,202)	(23,004)	(16,659)	(31,599)
France	(99,913)	(85,940)	(78,732)	(48,810)	(19,688)	(114,596)
Poland	(28,487)	(28,517)	(126,855)	(8,476)	(4,464)	(35,628)
Sweden	(19,668)	(13,519)	(37,098)	(9,778)	(8,974)	(28,767)
Slovak Republic	(8,939)	(7,478)	(13,124)	(3,848)	(501)	(5,005)
Romania	(2,984)	(2,494)	(1,578)	(5,286)	(4,547)	(3,433)

Total	(572,627)	(535,170)	(681,484)	(231,885)	(205,702)	(620,769)
Germany	—	(9,240)	(107,799)	—	(3,357)	(12,788)
Corporate and other(1)	(86,939)	(61,543)	(74,420)	(35,666)	(6,491)	(47,773)

Total	(659,566)	(605,953)	(863,703)	(267,551)	(215,550)	(681,330)
chellomedia
Priority Telecom(1)	(60,952)	(45,239)	(80,887)	(16,727)	(30,658)	(69,710)
UPC Media(1)	(17,706)	(20,565)	(37,305)	(5,779)	(6,241)	(50,051)

Total	(78,658)	(65,804)	(118,192)	(22,506)	(36,899)	(119,761)

Total	(738,224)	(671,757)	(981,895)	(290,057)	(252,449)	(801,091)

Latin America:
Broadband
Chile	(66,928)	(54,458)	(54,027)	(41,391)	(80,006)	(135,821)
Brazil, Peru, Uruguay	(2,206)	(2,371)	(7,824)	(1,582)	(2,679)	(10,418)

Total	(69,134)	(56,829)	(61,851)	(42,973)	(82,685)	(146,239)

Australia
Broadband	—	—	(100,489)	—	—	(48,291)
Other	—	—	(1,282)	—	—	—

Total	—	—	(101,771)	—	—	(48,291)

Corporate and other (United States)	(1,305)	(1,415)	(1,659)	(94)	(58)	(790)

Total	$(808,663)	$(730,001)	$(1,147,176)	$(333,124)	$(335,192)	$(996,411)

(1)	Primarily The Netherlands.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Impairment of Long-Lived Assets

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
UPC Broadband	$(402,239)	$(75,305)	$(682,633)
Priority Telecom	—	(359,237)	(418,413)
Swiss wireless license	—	—	(91,260)
Microsoft contract acquisition rights	—	—	(59,831)
Other	—	(1,611)	(68,805)

Total	$(402,239)	$(436,153)	$(1,320,942)

     2003
During the fourth quarter of 2003, various events took place that indicated the long-lived assets in our French asset group were potentially impaired: 1) We entered into preliminary discussions regarding the merger of our French assets into a new company, which indicated a potential decline in the fair value of these assets; 2) We made downward revisions to the revenue and Adjusted EBITDA projections for France in our long-range plan, due to actual results continuing to fall short of expectations; and 3) We performed a fair value analysis of all the assets of UGC Europe in connection with the UGC Europe Exchange Offer that confirmed a decrease in fair value of our French assets. As a result, we determined a triggering event had occurred in the fourth quarter of 2003. We performed a cash flow analysis, which indicated the carrying amount of our long-lived assets in France exceeded the sum of the undiscounted cash flows expected to result from the use of these assets. Accordingly, we performed a discounted cash flow analysis (supported by the independent valuation from the UGC Europe Exchange Offer), and recorded an impairment of $384.9 million and $8.4 million for the difference between the fair value and the carrying amount of property, plant and equipment and other long-lived assets, respectively. We also recorded a total of $8.9 million for other impairments in 2003.
     2002
Based on our annual impairment test as of December 31, 2002 in accordance with SFAS 142, we recorded an impairment charge of $344.8 million and $18.0 million on goodwill related to Priority Telecom and UPC Romania, respectively. In addition, we wrote off other tangible assets in The Netherlands, Norway, France, Poland, Slovak Republic, Czech Republic and Priority Telecom amounting to $73.4 million for the year ended December 31, 2002.
     2001
Due to the lack of financial resources to fully develop the triple play in Germany, and due to our inability to find a partner to help implement this strategy, the long range plans of UPC Germany were revised in 2001 to provide for a “care and maintenance” program, meaning that the business plan would be primarily focused on current customers and product offerings instead of a planned roll out of new service offerings. As a result of this revised business plan, we determined that a triggering event had occurred with respect to this investment in the fourth quarter of 2001, as defined in SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“SFAS 121”). After analyzing the projected undiscounted free cash flows (without interest), an impairment charge was deemed necessary. The amount of the charge was determined by evaluating the estimated fair value of our investment in UPC Germany using a discounted cash flow approach, resulting in an impairment charge of $682.6 million for the year ended December 31, 2001.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the second quarter of 2001, we identified indicators of possible impairment of long-lived assets, principally indefeasible rights of use and related goodwill within our subsidiary Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition were being used within Priority Telecom. We revised our strategic plans for using these assets because of reduced levels of private equity funding activity for these businesses and our decision to complete a public listing of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase out the legacy international wholesale voice operations of Cignal. When we and Priority Telecom reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration paid for Cignal. In 2001, using the strategic plan prepared in connection with the public listing of Priority Telecom, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in a write down of tangible assets, related goodwill and other impairment charges of $418.4 million for the year ended December 31, 2001.
In 2000 we acquired a license to operate a wireless telecommunications system in Switzerland. During the fourth quarter of 2001, in connection with our overall strategic review, we determined that we were not in a position to develop this asset as a result of both funding constraints and a change in strategic focus away from the wireless business, resulting in a write down of the value of this asset to nil and a charge of $91.3 million for the year ended December 31, 2001.
As a result of issuing warrants to acquire common stock of UPC during 1999 and 2000, we recorded €150.2 million in contract acquisition rights. These rights were being amortized over the three-year term of an interim technology agreement. During the fourth quarter of 2001, this interim technology agreement was terminated, and the remaining unamortized contract acquisition rights totaling $59.8 million were written off.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Restructuring Charges and Other
In 2001, UPC implemented a restructuring plan to both lower operating expenses and strengthen its competitive and financial position. This included eliminating certain employee positions, reducing office space and related overhead expenses, rationalization of certain corporate assets, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts. The total workforce reduction was effected through attrition, involuntary terminations and reorganization of UPC’s operations to permanently eliminate open positions resulting from normal employee attrition. The following table summarizes these costs by type as of December 31, 2003:

			Programming	Asset
	Employee		and Lease	Disposal
	Severence and	Office	Contract	Losses and
	Termination(2)	Closures	Termination	Other	Total

	(In thousands)
Restructuring charges	$46,935	$16,304	$93,553	$47,335	$204,127
Cash paid and other releases	(13,497)	(6,386)	(14,814)	(3,294)	(37,991)
Foreign currency translation adjustments	127	38	12,468	(29,537)	(16,904)

Restructuring liability as of December 31, 2001	33,565	9,956	91,207	14,504	149,232
Restructuring charges (credits)	13,675	7,884	(32,035)	11,750	1,274
Cash paid and other releases	(30,944)	(4,622)	(32,231)	(24,449)	(92,246)
Foreign currency translation adjustments	3,133	978	9,920	2,590	16,621

Restructuring liability as of December 31, 2002	19,429	14,196	36,861	4,395	74,881
Restructuring charges (credits)(1)	177	7,506	—	(605)	7,078
Cash paid and other releases	(13,628)	(5,934)	(5,981)	(1,991)	(27,534)
Foreign currency translation adjustments	2,427	1,053	3,519	643	7,642

Restructuring liability as of December 31, 2003	$8,405	$16,821	$34,399	$2,442	$62,067

Short-term portion	$3,682	$6,002	$3,795	$794	$14,273
Long-term portion	4,723	10,819	30,604	1,648	47,794

Total	$8,405	$16,821	$34,399	$2,442	$62,067

(1)	Restructuring charges and other in 2003 also includes other litigation settlements totaling $22.2 million and costs incurred by UGC Europe related to the UGC Europe Exchange Offer and merger of $6.7 million.

(2)	Included nil and 45 employees scheduled for termination as of December 31, 2003 and 2002, respectively.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Income Taxes
The significant components of our consolidated deferred tax assets and liabilities are as follows:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Tax net operating loss carryforward of consolidated foreign subsidiaries	$1,017,895	$1,431,785
U.S. tax net operating loss carryforward	9,258	—
Accrued interest expense	20,985	91,036
Investment valuation allowance and other	33,619	22,442
Property, plant and equipment, net	310,657	40,063
Intangible assets, net	20,701	—
Other	48,743	38,213

Total deferred tax assets	1,461,858	1,623,539
Valuation allowance	(1,331,778)	(1,607,089)

Deferred tax assets, net of valuation allowance	130,080	16,450

Deferred tax liabilities:
Cancellation of debt and other	(110,583)	(110,583)
Intangible assets	(82,679)	(12,056)
Other	(25,937)	(41)

Total deferred tax liabilities	(219,199)	(122,680)

Deferred tax liabilities, net	$(89,119)	$(106,230)

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The difference between income tax expense (benefit) provided in the accompanying consolidated financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Expected income tax expense (benefit) at the U.S. statutory rate of 35%	$560,026	$491,379	$(1,632,925)
Tax effect of permanent and other differences:
Change in valuation allowance	(516,810)	173,604	814,612
Gain on sale of investment in affiliate	(133,211)	(51,774)	—
Tax ruling regarding UPC reorganization	107,922	—	—
Enacted tax law changes, case law and rate changes	(92,584)	—	—
Revenue for book not for tax	75,308	—	—
Other	26,122	(11,415)	(5,063)
Financial instruments	15,280	95,178	—
Non-deductible interest accretion	8,680	110,974	81,149
State tax, net of federal benefit	7,193	42,118	(139,965)
International rate differences	(5,857)	58,407	187,027
Non-deductible foreign currency exchange results	(3,595)	(104,598)	—
Non-deductible expenses	1,870	12,024	14,740
Gain on extinguishment of debt	—	(728,754)	(1,310)
Goodwill impairment	—	114,039	559,028
Amortization of goodwill	—	—	84,020
Gain on issuance of common equity securities by subsidiaries	—	—	(1,974)

Total income tax expense (benefit)	$50,344	$201,182	$(40,661)

Income tax expense (benefit) consists of:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current:
U.S. Federal	$1,008	$23,801	$—
State and local	1,674	4,966	—
Foreign jurisdiction	2,916	5,592	2,506

	5,598	34,359	2,506

Deferred:
U.S. Federal	$61,768	$138,746	$—
State and local	8,519	19,136	—
Foreign jurisdiction	(25,541)	8,941	(43,167)

	44,746	166,823	(43,167)

Income tax expense (benefit)	$50,344	$201,182	$(40,661)

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The significant components of our foreign tax loss carryforwards are as follows:

	Tax Loss		Expiration
Country	Carryforward	Tax Asset	Date

The Netherlands	$1,293,157	$446,139	Indefinite
France	786,516	278,662	Indefinite
Norway	302,860	84,801	2007–2012
Chile	273,619	45,147	Indefinite
Austria	226,173	76,899	Indefinite
Hungary	142,158	22,746	2004–2009
Poland	88,286	16,774	2004–2008
Other	163,602	46,727	Various

Total	$3,276,371	$1,017,895

     Foreign Tax Issues
Because we do business in foreign countries and have a controlling interest in most of our subsidiaries, such subsidiaries are considered to be “controlled foreign corporations” (“CFC”) under U.S. tax law (the “Code”). In general, a U.S. corporation that is a shareholder in a CFC may be required to include in its income the average adjusted tax basis of any investment in U.S. property held by a wholly or majority owned CFC to the extent that the CFC has positive current or accumulated earnings and profits. This is the case even though the U.S. corporation may not have received any actual cash distributions from the CFC. In addition, certain income earned by most of our foreign subsidiaries during a taxable year when our subsidiaries have positive earnings and profits will be included in our income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to us. The income, often referred to as “Subpart F income,” generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain exchange gains in excess of exchange losses, and certain related party sales and services income. Since we and a majority of our subsidiaries are investors in, or are involved in, foreign businesses, we could have significant amounts of Subpart F income. Although we intend to take reasonable tax planning measures to limit our tax exposure, there can be no assurance we will be able to do so.
In general, a U.S. corporation may claim a foreign tax credit against its U.S. federal income tax expense for foreign income taxes paid or accrued. A U.S. corporation may also claim a credit for foreign income taxes paid or accrued on the earnings of a foreign corporation paid to the U.S. corporation as a dividend. Because we must calculate our foreign tax credit separately for dividends received from certain of our foreign subsidiaries from those of other foreign subsidiaries and because of certain other limitations, our ability to claim a foreign tax credit may be limited. Some of our operating companies are located in countries with which the U.S. does not have income tax treaties. Because we lack treaty protection in these countries, we may be subject to high rates of withholding taxes on distributions and other payments from these operating companies and may be subject to double taxation on our income. Limitations on the ability to claim a foreign tax credit, lack of treaty protection in some countries, and the inability to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective U.S. federal tax rate on our earnings. Since substantially all of our revenue is generated abroad, including in jurisdictions that do not have tax treaties with the U.S., these risks are proportionately greater for us than for companies that generate most of their revenue in the U.S. or in jurisdictions that have these treaties.
We through our subsidiaries maintain a presence in 15 countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the U.S., such as a value added tax

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
system. We have accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the U.S. or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax our and our subsidiaries’ current and future operations.
UPC discharged a substantial amount of debt in connection with its reorganization. Under Dutch tax law, the discharge of UPC’s indebtedness in connection with its reorganization would generally constitute taxable income to UPC in the period of discharge. UPC has reached an agreement with the Dutch tax authorities whereby UPC is able to utilize net operating loss carry forwards to offset any Dutch income taxes arising from the discharge of debt in 2003. UPC, together with its “fiscal unity” companies, expects that for the year ended December 31, 2003 it will have sufficient current year and carry forward losses to fully offset any income to be recognized on the discharge of the debt.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Earnings Per Share

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Numerator (Basic):
Income (loss) before cumulative effect of change in accounting principle	$1,995,368	$988,268	$(4,514,765)
Gain on issuance of Class A common stock for UGC Europe preference shares	1,423,102	—	—
Equity transactions of subsidiaries	6,555	—	—
Accrual of dividends on Series B convertible preferred stock	—	(156)	(1,873)
Accrual of dividends on Series C convertible preferred stock	—	(2,397)	(29,750)
Accrual of dividends on Series D convertible preferred stock	—	(1,621)	(20,125)

Basic income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	3,425,025	984,094	(4,566,513)
Cumulative effect of change in accounting principle	—	(1,344,722)	20,056

Basic net income (loss) attributable to common stockholders	$3,425,025	$(360,628)	$(4,546,457)

Denominator (Basic):
Basic weighted-average number of common shares outstanding, before adjustment	418,874,941	390,087,623	99,834,387
Adjustment for rights offering in February 2004	43,149,291	40,183,842	10,284,175

Basic weighted-average number of common shares outstanding	462,024,232	430,271,465	110,118,562

Numerator (Diluted):
Income (loss) before cumulative effect of change in accounting principle	$1,995,368	$988,268	$(4,514,765)
Gain on issuance of Class A common stock for UGC Europe preference shares	1,423,102	—	—
Equity transactions of subsidiaries	6,555	—	—
Accrual of dividends on Series B convertible preferred stock	—	—	(1,873)
Accrual of dividends on Series C convertible preferred stock	—	(2,397)	(29,750)
Accrual of dividends on Series D convertible preferred stock	—	(1,621)	(20,125)

Diluted income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	3,425,025	984,250	(4,566,513)
Cumulative effect of change in accounting principle	—	(1,344,722)	20,056

Diluted net income (loss) attributable to common stockholders	$3,425,025	$(360,472)	$(4,546,457)

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Denominator (Diluted):
Basic weighted-average number of common shares outstanding, as adjusted	462,024,232	430,271,465	110,118,562
Incremental shares attributable to the assumed exercise of outstanding stock appreciation rights	109,544	—	—
Incremental shares attributable to the assumed exercise of contingently issuable shares	92,470	—	—
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	220,115	9,701	—
Incremental shares attributable to the assumed conversion of Series B convertible preferred stock	—	224,256	—

Diluted weighted-average number of common shares outstanding	462,446,361	430,505,422	110,118,562

21.	Related Party Transactions
     Loans to Officers and Directors
In 2000 and 2001, Old UGC made loans through a subsidiary to Michael T. Fries, Mark L. Schneider and John F. Riordan, each of whom at the time was a director or an executive officer of Old UGC. The loans, totaling approximately $16.6 million, accrued interest at 90-day LIBOR plus 2.5% or 3.5%, as determined in accordance with the terms of each note. The purpose of the loans was to enable these individuals to repay margin debt secured by common stock of Old UGC or its subsidiaries without having to liquidate their stock ownership positions in Old UGC or its subsidiaries. Each loan was secured by certain outstanding stock options and phantom stock options issued by Old UGC and its subsidiaries to the borrower, and certain of the loans were also secured by common stock of Old UGC and its subsidiaries held by the borrower. Initially the loans were recourse to the borrower, however, in April 2001, the Old UGC board of directors revised the loans to be non-recourse to the borrower, except to the extent of any pledged collateral. Accordingly, such amounts have been reflected as a reduction of stockholders’ equity. The written documentation for these loans provided that they were payable on demand, or, if not paid sooner, on November 22, 2002. On January 22, 2003, we notified Mr. Fries and Mr. Schneider of foreclosure on all of the collateral securing the loans, which loans had an outstanding balance on such date, including interest, of approximately $8.8 million. Our board of directors authorized payment to Mr. Fries and Mr. Schneider a bonus in the aggregate amount of approximately $1.7 million to pay the taxes resulting from the foreclosure and the bonus. On January 6, 2004, we notified Mr. Riordan of foreclosure on all of the collateral securing his loans, which loans had an outstanding balance on such date, including interest, of approximately $10.1 million.
     Merger Transaction Loans
When Old UGC issued shares of its Series E preferred stock in connection with the merger transaction with Liberty in January 2002, the Principal Founders delivered full-recourse promissory notes to Old UGC in the aggregate amount of $3.0 million in partial payment of their subscriptions for the Series E preferred stock. The loans evidenced by these promissory notes bear interest at 6.5% per annum and are due and payable on demand on or after January 30, 2003, or on January 30, 2007 if no demand has been made by then. Such amounts have been reflected as a reduction of stockholders’ equity, as such transactions are accounted for as variable option awards because the loans do not meet the criteria of recourse loans for accounting purposes.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Mark L. Schneider Transactions
In 1999, chello broadband loaned Mr. Schneider €2,268,901 so that he could acquire certificates evidencing the economic value of stock options granted to Mr. Schneider in 1999 for chello broadband ordinary shares B. This recourse loan, which is due and payable upon the sale of the certificates or the expiration of the stock options, bears no interest. Interest, however, is imputed and the tax payable on the imputed interest is added to the principal amount of the loan. In 2000, Mr. Schneider exercised chello broadband options through the sale of the certificates acquired with the loans proceeds. Of the funds received, €823,824 was withheld for payment of the portion of the loan associated with the options exercised. In addition, chello broadband cancelled the unvested options and related loan amount in May 2003. The outstanding loan balance was €380,197 at December 31, 2003.
     Gene W. Schneider Employment Agreement
On January 5, 2004, we entered into a five-year employment agreement with Mr. Gene W. Schneider. Pursuant to the employment agreement, Mr. Schneider shall continue to serve as the non-executive chairman of our Board for so long as requested by our Board, and is subject to a five year non-competition obligation (regardless of when his employment under the employment agreement is terminated). In exchange, Mr. Schneider shall receive an annual base salary of not less than his current base salary, is eligible to participate in all welfare benefit plans or programs covering UGC’s senior executives generally, and is entitled to receive certain additional fringe benefits. The employment agreement terminates upon Mr. Schneider’s death. We may terminate him for certain disabilities and for cause. Mr. Schneider may terminate the employment agreement for any reason on thirty days notice to UGC. If the employment agreement is terminated for death or disability, we shall make certain payments to Mr. Schneider or his personal representatives, as appropriate, for his annual base salary accrued through the termination date, the amount of any annual base salary that would have accrued from the termination date through the end of the employment period had Mr. Schneider’s employment continued through the end of the five year term, and compensation previously deferred by Mr. Schneider, if any, but not paid to him. Certain stock options and other equity-based incentives granted to Mr. Schneider shall remain exercisable until the third anniversary of the termination date (but not beyond the term of the award). Upon Mr. Schneider’s election to terminate the employment agreement early, he is entitled to certain payments from us. If the employment agreement is terminated for cause by us, we have no further obligations to Mr. Schneider under the agreement, except with respect to certain compensation accrued through the date of termination and compensation previously deferred, if any, by Mr. Schneider.
     Spinhalf Contract
In 2002, a subsidiary of UPC entered into a contract with Spinhalf Ltd for the provision of network services. This company is owned by a family member of John F. Riordan, a former director and former Chief Executive Officer of UPC. Amounts incurred with respect to such contracted services to date are approximately €7.8 million. We terminated the network support contract with Spinhalf during 2003.
     Gene W. Schneider Life Insurance
In 2001, Old UGC’s board of directors approved a “split-dollar” policy on the lives of Gene W. Schneider and his spouse for $30 million. Old UGC agreed to pay an annual premium of approximately $1.8 million for this policy, which has a roll-out period of approximately 15 years. Old UGC’s board of directors believed that this policy was a reasonable addition to Mr. Schneider’s compensation package in view of his many years of service to Old UGC. Following the enactment of the Sarbanes-Oxley Act of 2002, no additional premiums have been paid by Old UGC. The policy is being continued by payments made out of the cash surrender value of the policy. In the event the law is subsequently clarified to permit Old UGC to again make the premium payments

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on the policy, Old UGC will pay the premiums annually until the first to occur of the death of both insureds, the lapse of the roll-out period, or at such time as The Gene W. Schneider Trust (the “2001 Trust”) fails to make its contribution to Old UGC for the premiums due on the policy. The 2001 Trust is the sole owner and beneficiary of the policy, but has assigned to Old UGC policy benefits in the amount of premiums paid by Old UGC. The Trust will contribute to Old UGC an amount equal to the annual economic benefit provided by the policy. The trustees of the Trust are the children of Mr. Schneider. Upon termination of the policy, Old UGC will recoup the premiums that it has paid.
     Programming Agreements
In the ordinary course of business, we acquire programming from various vendors, including Discovery Communications, Inc. (“Discovery”), Pramer S.C.A. (“Pramer”) and Torneos y Competencias, S.A. (“TyC”). Liberty has a 50% equity interest in Discovery and a 40% equity interest in TyC. Pramer is an indirect wholly-owned subsidiary of Liberty. VTR has programming agreements with Discovery, TyC and Pramer. The cost of these agreements with VTR is approximately $4.2 million per year. UGC Europe has programming agreements with Discovery and the cost of these agreements is approximately $9.8 million per year. All of the agreements have a fixed term with maturities ranging from August 2004 to year-end 2006, however, most of the agreements will automatically renew for an additional year unless terminated upon prior notice.

22.	Subsequent Events

Liberty Acquisition of Controlling Interest
On January 5, 2004, Liberty acquired approximately 8.2 million shares of Class B common stock from our founding stockholders in exchange for securities of Liberty and cash (the “Founders Transaction”). Upon the completion of this exchange and subsequent acquisitions of our stock, Liberty owns approximately 55% of our common stock, representing approximately 92% of the voting power. Beginning with the next annual meeting of our stockholders, the holders of our Class A, Class B and Class C common stock will vote together as a single class in the election of our directors. Liberty now has the ability to elect our entire board of directors and otherwise to generally control us. The closing of the Founders Transaction resulted in a change of control of us.
Upon closing of the Founders Transaction, our existing standstill agreement with Liberty terminated, except for provisions of that agreement granting Liberty preemptive rights to acquire shares of our Class A common stock. These preemptive rights will survive indefinitely, as modified by an agreement dated November 12, 2003, between Liberty and us. The former standstill agreement restricted the amount of our stock that Liberty could acquire and restricted the way Liberty could vote our stock. On January 5, 2004, Liberty entered into a new standstill agreement with us that generally limits Liberty’s ownership of our common stock to 90% or less, unless Liberty makes an offer or effects another transaction to acquire all of our common stock. Except in the case of a short-form merger in which our stockholders are entitled to statutory appraisal rights, such offer or transaction must be at a price at or above a fair value of our shares determined through an appraisal process if a majority of our independent directors has voted against approval or acceptance of such transaction.
Prior to January 5, 2004, we understand that Liberty accounted for its investment in us under the equity method of accounting, as certain voting and standstill agreements entered into between them and the Founders precluded Liberty’s ability to control us. Liberty’s acquisition of the Founders’ shares on January 5, 2004 caused those voting restrictions to terminate and allows Liberty to fully exercise their voting rights and control us. As a result, Liberty began consolidating us from the date of that transaction. Liberty has elected to push down its investment basis in us (and the related purchase accounting adjustments) as part of its consolidation process. The effects of this pushdown accounting will likely reduce our total assets and stockholders’ equity by a material amount and could have a material effect on our statement of operations.

UNITEDGLOBALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Liberty Exercise of Preemptive Right
Pursuant to the terms of a standstill agreement, if we propose to issue any of our Class A common stock or rights to acquire our Class A common stock, Liberty has the right, but not the obligation, to purchase a portion of such issuance sufficient to maintain its then existing equity percentage in us on terms at least as favorable as those given to any third party purchasers. This preemptive right does not apply to (i) the issuance of our Class A common stock or rights to acquire our Class A common stock in connection with the acquisition of a business from a third party not affiliated with us or any founder that is directly related to the existing business of us and our subsidiaries, (ii) the issuance of options to acquire our Class A common stock to employees pursuant to employee benefit plans approved by our board (such options and all shares issued pursuant thereto not to exceed 10% of our outstanding common stock), (iii) equity securities issued as a dividend on all equity securities or upon a subdivision or combination of all outstanding equity securities, or (iv) equity securities issued upon the exercise of rights outstanding as of the closing of the merger or as to the issuance of which Liberty had the right to exercise preemptive rights. Based on the foregoing provisions, in January 2004, Liberty exercised its preemptive right, based on shares of Class A common stock issued by us in the UGC Europe Exchange Offer. As a result, Liberty acquired approximately 18.3 million shares of our Class A common stock at $7.6929 per share. Liberty paid for the shares through the cancellation of $102.7 million of notes we owed Liberty, the cancellation of $1.7 million of accrued but unpaid interest on those notes and $36.3 million in cash.
     Rights Offering
We distributed to our stockholders of record on January 21, 2004, transferable subscription rights to purchase shares of our Class A, Class B and Class C common stock at a per share subscription price of $6.00. The rights offering, which expired on February 12, 2004, was fully subscribed, resulting in gross proceeds to us of approximately $1.0 billion. We issued approximately 83.0 million shares of our Class A common stock, 2.3 million shares of Class B common stock and 84.9 million shares of our Class C common stock in the rights offering.

EXHIBIT INDEX

Exhibit No.	Description

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among New Cheetah, Inc. (now known as Liberty Global, Inc.), the Registrant, UnitedGlobalCom, Inc. (“UGC”), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 17, 2005)
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, dated April 2, 2004 (File No. 000-50671) (the “Form 10”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the “Form 10 Amendment”))
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)
4.3	Indenture, dated as of April 6, 2004, between UGC and The Bank of New York (incorporated by reference to Exhibit 4.1 to UGC’s Current Report on Form 8-K, dated April 6, 2004 (File No. 000-496-58) (the “UGC April 2004 8-K”))
4.4	Registration Rights Agreement, dated as of April 6, 2004, between UGC and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the UGC April 2004 8-K)
4.5	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (“UPC Broadband”) and UPC Financing Partnership (“UPC Financing”), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-496-58) (the “UGC 2004 10-K”))
4.6	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-496-58))
4.7	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-496-58))
4.8	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.9	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K

Exhibit No.	Description

4.10	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.11	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith
10 — Material Contracts:
10.1	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media Corporation (“Liberty”), the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.2	Form of Facilities and Services Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.3	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.4	Form of Tax Sharing Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.5	Form of Credit Facility between Liberty and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.6	Liberty Media International, Inc. 2004 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10 Amendment)
10.7	Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10 Amendment)
10.8	Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the Registrant’s common stock, dated July 14, 2004 (File No. 005-79904))
10.9	Form of Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated August 16, 2004 (File No. 000-50671) (the “LMI June 2004 10-Q”))
10.10	Form of Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the LMI June 2004 10-Q)
10.11	Liberty Media International, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.12	Description of Director Compensation Policy*
10.13	Form of Indemnification Agreement between the Registrant and its Directors*
10.14	Form of Indemnification Agreement between the Registrant and its Executive Officers*

Exhibit No.	Description

10.15	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-496-58) (the “UGC 2003 10-K”))
10.16	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.17	2003 Equity Incentive Plan of UGC, effective September 1, 2003 (incorporated by reference to Exhibit 10.9 to the UGC 2003 10-K)
10.18	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty (incorporated by reference to Exhibit 10.23 to the Form 10 Amendment)
10.19	Standstill Agreement between UGC and Liberty, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated January 5, 2004 (File No. 000-496-58))
10.20	Standstill Agreement among UGC, Liberty and the parties named therein, dated January 30, 2002 (terminated except as to (i) UGC’s obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.21)(incorporated by reference to Exhibit 10.9 to UGC’s Registration Statement on Form S-1, dated February 14, 2002 (File No. 333-82776))
10.21	Letter Agreement, dated November 12, 2003, between UGC and Liberty (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated November 12, 2003 (File No. 000-496-58))
10.22	Share Exchange Agreement, dated as of August 18, 2003, among Liberty and the Stockholders of UGC named therein (incorporated by reference to Exhibit 7(j) to Liberty’s Schedule 13D/ A with respect to UGC’s Class A common stock, dated August 21, 2003)
10.23	Amendment to Share Exchange Agreement, dated as of December 22, 2003, among Liberty and the Stockholders of UGC named on the signature pages thereto (incorporated by reference to Exhibit 4.5 to Liberty’s Registration Statement on Form S-3, dated December 24, 2003 (File No. 333-111564))
10.24	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-496-58) (the “UGC July 2004 8-K”))
10.25	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.26	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.27	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant*
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP**
23.2	Consent of KPMG AZSA & Co*

Exhibit No.	Description

23.3	Consent of KPMG AZSA & Co*
23.4	Consent of Finsterbusch Pickenhayn Sibille**
23.5	Consent of KPMG LLP**
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer**
31.2	Certification of Senior Vice President and Treasurer**
31.3	Certification of Senior Vice President and Controller**
32 — Section 1350 Certification**

*	Filed with the Registrant’s Form 10-K, dated March 14, 2005

**	Filed herewith