Form 10-K/A
period 2004-12-31
LIBERTY MEDIA INTERNATIONAL INC
filed 2005-04-19
CIK 1284698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2004 in order to (i) make certain changes to the consolidated financial statements of Torneas y Competencias S.A., and (ii) correct certain typographical errors that appeared on page IV-41 and Exhibit 23.2 and Exhibit 23.3. Accordingly, the Registrant hereby amends and replaces in its entirety Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2004.
* * *

i-1

LIBERTY MEDIA INTERNATIONAL, INC.
FORM 10-K/A
(Amendment No. 2)

Page

PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-1

i-2

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
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
Consent of KPMG LLP
Consent of KPMG AZSA & Co.
Consent of KPMG AZSA & Co.
Consent of Finsterbusch Pickenhayn Sibille
Consent of KPMG LLP
Certification of President & CEO
Certification of Senior VP & Treasurer
Certification of Senior VP & Controller
Section 1350 Certification
(a) (3) EXHIBITS
Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among New Cheetah, Inc. (now known as Liberty Global, Inc.), the Registrant, UnitedGlobalCom, Inc. (“UGC”), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 17, 2005)
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, dated April 2, 2004 (File No. 000-50671) (the “Form 10”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the “Form 10 Amendment”))
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)
4.3	Indenture, dated as of April 6, 2004, between UGC and The Bank of New York (incorporated by reference to Exhibit 4.1 to UGC’s Current Report on Form 8-K, dated April 6, 2004 (File No. 000-496-58) (the “UGC April 2004 8-K”))
4.4	Registration Rights Agreement, dated as of April 6, 2004, between UGC and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the UGC April 2004 8-K)

4.5	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (“UPC Broadband”) and UPC Financing Partnership (“UPC Financing”), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-496-58) (the “UGC 2004 10-K”))
4.6	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-496-58))
4.7	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-496-58))
4.8	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.9	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K
4.10	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.11	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith
10 — Material Contracts:
10.1	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media Corporation (“Liberty”), the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.2	Form of Facilities and Services Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.3	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)

10.4	Form of Tax Sharing Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.5	Form of Credit Facility between Liberty and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.6	Liberty Media International, Inc. 2004 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10 Amendment)
10.7	Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10 Amendment)
10.8	Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the Registrant’s common stock, dated July 14, 2004 (File No. 005-79904))
10.9	Form of Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated August 16, 2004 (File No. 000-50671) (the “LMI June 2004 10-Q”))
10.10	Form of Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the LMI June 2004 10-Q)
10.11	Liberty Media International, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.12	Description of Director Compensation Policy*
10.13	Form of Indemnification Agreement between the Registrant and its Directors*
10.14	Form of Indemnification Agreement between the Registrant and its Executive Officers*
10.15	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-496-58) (the “UGC 2003 10-K”))
10.16	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.17	2003 Equity Incentive Plan of UGC, effective September 1, 2003 (incorporated by reference to Exhibit 10.9 to the UGC 2003 10-K)
10.18	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty (incorporated by reference to Exhibit 10.23 to the Form 10 Amendment)
10.19	Standstill Agreement between UGC and Liberty, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated January 5, 2004 (File No. 000-496-58))
10.20	Standstill Agreement among UGC, Liberty and the parties named therein, dated January 30, 2002 (terminated except as to (i) UGC’s obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.21)(incorporated by reference to Exhibit 10.9 to UGC’s Registration Statement on Form S-1, dated February 14, 2002 (File No. 333-82776))
10.21	Letter Agreement, dated November 12, 2003, between UGC and Liberty (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated November 12, 2003 (File No. 000-496-58))
10.22	Share Exchange Agreement, dated as of August 18, 2003, among Liberty and the Stockholders of UGC named therein (incorporated by reference to Exhibit 7(j) to Liberty’s Schedule 13D/ A with respect to UGC’s Class A common stock, dated August 21, 2003)

10.23	Amendment to Share Exchange Agreement, dated as of December 22, 2003, among Liberty and the Stockholders of UGC named on the signature pages thereto (incorporated by reference to Exhibit 4.5 to Liberty’s Registration Statement on Form S-3, dated December 24, 2003 (File No. 333-111564))
10.24	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-496-58) (the “UGC July 2004 8-K”))
10.25	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.26	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.27	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant*
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP**
23.2	Consent of KPMG AZSA & Co.**
23.3	Consent of KPMG AZSA & Co.**
23.4	Consent of Finsterbusch Pickenhayn Sibille**
23.5	Consent of KPMG LLP**
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer**
31.2	Certification of Senior Vice President and Treasurer**
31.3	Certification of Senior Vice President and Controller**
32 — Section 1350 Certification**

*	Filed with the Registrant’s Form 10-K, dated March 14, 2005

**	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Media Corporation

By	/s/ Bernard G. Dvorak

Bernard G. Dvorak
Senior Vice President and Controller
Dated: April 18, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board, Chief Executive Officer, President and Director	April 18, 2005

/s/ Robert R. Bennett Robert R. Bennett	Vice Chairman	April 18, 2005

/s/ Donne F. Fisher Donne F. Fisher	Director	April 18, 2005

/s/ David E. Rapley David E. Rapley	Director	April 18, 2005

/s/ M. LaVoy Robison M. LaVoy Robison	Director	April 18, 2005

/s/ Larry E. Romrell Larry E. Romrell	Director	April 18, 2005

/s/ J. C. Sparkman J. C. Sparkman	Director	April 18, 2005

/s/ J. David Wargo J. David Wargo	Director	April 18, 2005

/s/ Graham E. Hollis Graham E. Hollis	Senior Vice President and Treasurer (Principal Financial Officer)	April 18, 2005

/s/ Bernard G. Dvorak Bernard G. Dvorak	Senior Vice President and Controller (Principal Accounting Officer)	April 18, 2005

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

TORNEOS Y COMPETENCIAS S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,

	2004		2003		2002

	(In thousands of Argentine pesos, except number of
	shares and per share amounts)
Revenue
Related party (Note 6)	A$	74,941	A$	76,977	A$	69,974
Third party		28,126		18,553		10,729
Operating costs and expenses
Operating (other than depreciation)
Related party (Note 6)		(814)		(1,676)		(1,253)
Third party		(58,948)		(44,970)		(36,490)
Selling, general and administrative
Related party (Note 6)		(70)		(143)		(400)
Third party		(25,565)		(23,360)		(20,003)
Provision for doubtful accounts and other receivables		(3,798)		(709)		(7,293)
Depreciation		(1,404)		(1,424)		(1,719)
Impairment of goodwill (Note 2)		—		—		(95,663)

Operating income (loss)		12,468		23,248		(82,118)
Share of earnings (losses) from equity affiliates (Note 4)		12,901		9,427		(10,589)
Interest expense		(7,215)		(10,042)		(18,321)
Foreign currency transaction gains (losses)		4,167		5,365		(9,236)
Other income (expenses), net		(709)		459		(2,082)

Income (loss) from continuing operations before income tax and minority interest		21,612		28,457		(122,346)
Income tax expense (Note 9)		(5,027)		(7,886)		(1,698)
Minority interest in losses (earnings) of subsidiaries		11		(16)		116

Income (loss) from continuing operations		16,596		20,555		(123,928)
Discontinued operations, net of tax (including gain on disposal of A$239 during 2004 and impairment of goodwill of A$6,074 during 2002) (Note 6.d)		239		(604)		(9,658)

Net income (loss)	A$	16,835	A$	19,951	A$	(133,586)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment		(51)		1,136		(6,222)

Comprehensive income (loss)	A$	16,784	A$	21,087	A$	(139,808)

Income (loss) per share from continuing operations		0.33		0.41		(2.47)
Income (loss) per share from discontinued operations		0.01		(0.01)		(0.19)

Net income (loss) per share		0.34		0.40		(2.66)

Weighted average number of common shares outstanding		50,160,000		50,160,000		50,160,000

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
The Company has five clients whose balances aggregate approximately 40% and 79% of the total balances of accounts receivable, net, as of December 31, 2004 and 2003, respectively, and approximately 75%, 80% and 87% of the revenue for the years ended December 31, 2004, 2003 and 2002, respectively.
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

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company entered into transactions in the normal course of business with related parties. The following is a summary of the balances and transactions with related parties:

	December 31,

	2004			2003

Receivables — Current:
América TV	A$	1,458		A$	1,091
TRISA		3,202			2,173
TSC		3,893			5,466
FPAS		5,047			—
AISA		1,550	(1)		357
Others		276			—

	A$	15,426		A$	9,087

Receivables — Non Current:
América TV	A$	735		A$	774
AISA		2,150	(1)		—

	A$	2,885		A$	774

Payables — Current:
América TV	A$	1,297		A$	312
FPAS		4,207			14,921
Others		712			647

	A$	6,216		A$	15,880

(1)	Accounts receivable related to the sale of La Red — See item (d) below in this note.
See Note 7 regarding Related Party Loans.

		Year ended December 31,

Revenue	Transaction description	2004		2003		2002

TRISA	Advertising, Production, Rights and Others	A$	14,272		10,119		5,713
TSC	Production and Rights		10,468		10,205		8,456
T&T	Production and Rights		9,239		2,938		3,227
América TV	Production		1		855		343
FPAS	Advertising, Production, Rights and Others		40,918		52,679		51,783
Others			43		181		452

		A$	74,941	A$	76,977	A$	69,974

TORNEOS Y COMPETENCIAS S.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Year ended December 31,

Services received	Transaction Description	2004		2003		2002

Operating (other than depreciation) expenses
América TV		A$	(282)		(1,477)		(849)
TRISA	Production and rights		(532)		(184)		(149)
Pramer S.C.A.	Production		—		(15)		(255)

	Total operating (other than depreciation) expenses	A$	(814)		(1,676)		(1,253)

Selling, general and administrative expenses
CAE	Other	A$	(39)		(100)		(296)
Others	Rights and others		(31)		(43)		(104)

	Total selling, general and administrative expenses	A$	(70)	A$	(143)	A$	(400)

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

EXHIBIT INDEX

Exhibit No.	Description

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among New Cheetah, Inc. (now known as Liberty Global, Inc.), the Registrant, UnitedGlobalCom, Inc. (“UGC”), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 17, 2005)
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, dated April 2, 2004 (File No. 000-50671) (the “Form 10”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the “Form 10 Amendment”))
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)
4.3	Indenture, dated as of April 6, 2004, between UGC and The Bank of New York (incorporated by reference to Exhibit 4.1 to UGC’s Current Report on Form 8-K, dated April 6, 2004 (File No. 000-496-58) (the “UGC April 2004 8-K”))
4.4	Registration Rights Agreement, dated as of April 6, 2004, between UGC and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the UGC April 2004 8-K)
4.5	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (“UPC Broadband”) and UPC Financing Partnership (“UPC Financing”), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-496-58) (the “UGC 2004 10-K”))
4.6	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-496-58))
4.7	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-496-58))
4.8	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.9	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K

Exhibit No.	Description

4.10	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.11	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith
10 — Material Contracts:
10.1	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media Corporation (“Liberty”), the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.2	Form of Facilities and Services Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.3	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.4	Form of Tax Sharing Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.5	Form of Credit Facility between Liberty and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.6	Liberty Media International, Inc. 2004 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10 Amendment)
10.7	Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10 Amendment)
10.8	Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the Registrant’s common stock, dated July 14, 2004 (File No. 005-79904))
10.9	Form of Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated August 16, 2004 (File No. 000-50671) (the “LMI June 2004 10-Q”))
10.10	Form of Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the LMI June 2004 10-Q)
10.11	Liberty Media International, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.12	Description of Director Compensation Policy*
10.13	Form of Indemnification Agreement between the Registrant and its Directors*
10.14	Form of Indemnification Agreement between the Registrant and its Executive Officers*

Exhibit No.	Description

10.15	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-496-58) (the “UGC 2003 10-K”))
10.16	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.17	2003 Equity Incentive Plan of UGC, effective September 1, 2003 (incorporated by reference to Exhibit 10.9 to the UGC 2003 10-K)
10.18	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty (incorporated by reference to Exhibit 10.23 to the Form 10 Amendment)
10.19	Standstill Agreement between UGC and Liberty, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated January 5, 2004 (File No. 000-496-58))
10.20	Standstill Agreement among UGC, Liberty and the parties named therein, dated January 30, 2002 (terminated except as to (i) UGC’s obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.21)(incorporated by reference to Exhibit 10.9 to UGC’s Registration Statement on Form S-1, dated February 14, 2002 (File No. 333-82776))
10.21	Letter Agreement, dated November 12, 2003, between UGC and Liberty (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated November 12, 2003 (File No. 000-496-58))
10.22	Share Exchange Agreement, dated as of August 18, 2003, among Liberty and the Stockholders of UGC named therein (incorporated by reference to Exhibit 7(j) to Liberty’s Schedule 13D/ A with respect to UGC’s Class A common stock, dated August 21, 2003)
10.23	Amendment to Share Exchange Agreement, dated as of December 22, 2003, among Liberty and the Stockholders of UGC named on the signature pages thereto (incorporated by reference to Exhibit 4.5 to Liberty’s Registration Statement on Form S-3, dated December 24, 2003 (File No. 333-111564))
10.24	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-496-58) (the “UGC July 2004 8-K”))
10.25	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.26	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.27	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant*
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP**
23.2	Consent of KPMG AZSA & Co.**

Exhibit No.	Description

23.3	Consent of KPMG AZSA & Co.**
23.4	Consent of Finsterbusch Pickenhayn Sibille**
23.5	Consent of KPMG LLP**
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer**
31.2	Certification of Senior Vice President and Treasurer**
31.3	Certification of Senior Vice President and Controller**
32 — Section 1350 Certification**

*	Filed with the Registrant’s Form 10-K, dated March 14, 2005

**	Filed herewith