Form 10-K/A
period 2004-12-31
LIBERTY MEDIA INTERNATIONAL INC
filed 2005-04-28
CIK 1284698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE
We are filing this Amendment No. 3 on Form 10-K/ A to our Annual Report on Form 10-K for the year ended December 31, 2004 in order to (i) file the information required by Item Nos. 10, 11, 12, 13 and 14 of our Annual Report on Form 10-K; (ii) amend, and replace in their entirety, Item Nos. 6, 7, 7A, 8, 9A and 15 to correct an error in our consolidated financial statements with respect to the accounting for the 1 3/4% euro-denominated convertible senior notes due April 15, 2024 that were issued by UnitedGlobalCom, Inc., our majority-owned subsidiary; (iii) file the consolidated financial statements of our equity investee, Cordillera Comunicaciones Holding Limitada, as required by Rule 3-09 of Regulation S-X; and (iv) file our recently amended and restated incentive plans and related forms of award agreements as Exhibits 10.6, 10.7, 10.9 and 10.10. The additional consolidated financial statements of our equity investee, described in clause (iii) above, were required as a result of changes to our pre-tax loss for the year ended December 31, 2004 that resulted from the correction of the error mentioned above and explained in greater detail in note 23 to our consolidated financial statements. Other than for these matters, the information in this Form 10-K/A (Amendment No. 3) is as of March 14, 2005, the filing date of our Form 10-K, and has not been updated for events subsequent to that date.
* * *

i-1

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

	December 31,

	2004(2)	2003	2002	2001	2000

	as restated (1)
	amounts in thousands
Summary Balance Sheet Data:
Investment in affiliates	$1,865,642	1,740,552	1,145,382	423,326	1,189,630
Other investments	$838,608	450,134	187,826	916,562	134,910
Property and equipment, net	$4,303,099	97,577	89,211	80,306	82,578
Intangible assets, net	$2,897,953	689,026	689,046	701,935	803,514
Total assets	$13,702,363	3,687,037	2,800,896	2,169,102	2,301,800
Debt, including current portion	$4,992,746	54,126	35,286	338,466	101,415
Stockholders’ equity	$5,240,506	3,418,568	2,708,893	2,039,593	1,907,085

	Year ended December 31,

	2004(2)	2003	2002	2001	2000

	as restated (1)
	amounts in thousands, except per share amounts
Summary Statement of Operations Data:
Revenue	$2,644,284	108,390	100,255	139,535	125,246
Operating income (loss)	$(313,873)	(1,455)	(39,145)	(122,623)	3,828
Share of earnings (losses) of affiliates(3)	$38,710	13,739	(331,225)	(589,525)	(168,404)
Earnings (loss) from continuing operations(4)	$(18,058)	20,889	(329,887)	(820,355)	(129,694)
Earnings (loss) from continuing operations per common share (pro forma for spin off)(5)	$(.11)	.14	N/A	N/A	N/A

(1)	See note 23 to the accompanying consolidated financial statements.

(2)	Prior to January 1, 2004, the substantial majority of our operations were conducted through equity method affiliates, including UGC, J-COM and JPC. In January 2004, we completed a transaction that increased our company’s ownership in UGC and enabled us to fully exercise our voting rights with respect to our historical investment in UGC. As a result, UGC has been accounted for as a consolidated subsidiary and included in our company’s consolidated financial position and results of operations since January 1, 2004. For additional information, see note 5 to the accompanying consolidated financial statements.

(3)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142), which, among other matters, provides that goodwill,

intangible assets with indefinite lives and excess costs that are considered equity method goodwill are no longer amortized, but are evaluated for impairment under Statement 142 and, in the case of equity method goodwill, APB Opinion No. 18. Share of losses of affiliates includes excess basis amortization of $92,902,000 and $41,419,000 in 2001 and 2000, respectively.

(4)	Our net loss in 2002 and 2001 included our company’s share of UGC’s net losses of $190,216,000 and $439,843,000, respectively. Because we had no commitment to make additional capital contributions to UGC, we suspended recording our share of UGC’s losses when our carrying value was reduced to zero in 2002. In addition, our net loss in 2002 included $247,386,000 of other-than-temporary declines in fair values of investments, and our net loss in 2001 included $534,962,000 of realized and unrealized losses on derivative instruments.

(5)	Earnings (loss) per common share amounts were computed assuming that the shares issued in the spin off were outstanding since January 1, 2003. In addition, the weighted average share amounts for periods prior to July 26, 2004, the date that certain subscription rights were distributed to stockholders pursuant to a rights offering by our company, have been increased to give effect to the benefit derived by our company’s stockholders as a result of the distribution of such subscription rights. For additional information, see note 3 to the accompanying consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

	Year ended December 31,

	2004	2003

	as restated (1)
	amounts in thousands
Foreign exchange derivatives	$196	(22,626)
Total return debt swaps	2,384	37,804
Cross-currency and interest rate swaps	(43,779)	—
Interest rate caps	(20,318)	—
Embedded equity and other derivatives	23,032	—
Variable forward transaction	1,013	—
Call agreements on LMI Series A common stock	1,713	—
Other	(16)	(2,416)

	$(35,775)	12,762

(1)	See note 23 to the accompanying consolidated financial statements.
For additional information concerning our derivative instruments, see note 8 to the accompanying consolidated financial statements.

Foreign currency transaction gains (losses), net
The details of our foreign currency transaction gains (losses) are as follows:

	Year ended December 31,

	2004	2003

	as restated (1)
	amounts in thousands
Repayment of yen denominated shareholder loans(2)	$56,061	—
U.S. dollar debt issued by UGC’s European subsidiaries	35,684	—
Intercompany notes denominated in a currency other than the entities’ functional currency	46,349
U.S. dollar debt issued and cash held by VTR	3,929	—
Euro denominated debt issued by UGC	(51,903)	—
Euro denominated cash held by UGC	26,192	—
Pramer (primarily U.S. dollar denominated debt)	(730)	2,461
Telewest bonds	333	1,750
Yen denominated cash held by LMI	7,408	—
Other	(5,666)	1,201

	$117,657	5,412

(1)	See note 23 to the accompanying consolidated financial statements.

(2)	On December 21, 2004, we received cash proceeds of ¥43,809 million ($420,188,000 at December 21, 2004) in connection with the repayment by J-COM and another affiliate of all principal and interest due to our company pursuant to then outstanding shareholder loans. In connection with this transaction, we recognized in our statement of operations the foreign currency translation gains that previously had been reflected in accumulated other comprehensive earnings.

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

Other-than-temporary declines in fair values of investments
During 2003 and 2002, we determined that certain of our cost investments experienced other-than-temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based on quoted market prices and discounted cash flow analysis. These adjustments are reflected as other-than-temporary declines in fair value of investments in the consolidated statements of operations. The details of our other-than-temporary declines in fair value of investments are as follows:

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
Critical Accounting Policies, Judgments and Estimates
The preparation of these financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those policies that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe our judgments and related estimates associated with the carrying value of our investments, the carrying value of our long-lived assets, the valuation of our acquisition related assets and liabilities, capitalization of our construction and installation costs, our income tax accounting and our accounting for derivative instruments to be critical in the preparation of our consolidated financial statements. These accounting estimates or assumptions are critical because of the levels of judgment necessary to account for matters that are inherently uncertain or highly susceptible to change.

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

Derivative Instruments
We have entered into free-standing derivative instrument contracts such as total return bond swaps, variable forward transactions and foreign currency derivative instruments. In addition, we have entered into other contracts, such as the UGC Convertible Notes, that contain embedded derivative financial instruments. All derivatives are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. None of the derivative instruments that were in effect during the three years ended December 31, 2004 were designated as hedges.
We use a binomial model to estimate the fair value of the derivative instrument embedded in the UGC Convertible Notes. This model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security, an appropriate discount rate and the U.S. dollar to euro exchange rate. Volatility rates are based on the expected volatility of the underlying security over the term of the derivative instrument, and are adjusted quarterly. U.S. dollar to euro exchange rates are based on published indices, and are adjusted quarterly. Considerable management judgment is required in estimating these variables. Actual results upon settlement of this embedded derivative instrument may differ materially from these estimates.

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
We are exposed to fluctuations in the fair value of derivatives embedded in our financial instruments. The UGC Convertible Notes contain an equity derivative component that is indexed to both UGC Class A common stock (traded in U.S. dollars) and to currency exchange rates (euro to U.S. dollar). Changes in the fair value of this derivative are recorded in our consolidated statement of operations.
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
The consolidated financial statements of Liberty Media International, Inc. are filed under this Item, beginning on Page II-38. The financial statement schedules and the separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K/A.

Item 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this amended report. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. As a result of the restatement of LMI’s consolidated financial statements described below, the Executives have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this amended report.
On April 25, 2005, the audit committee of UGC, our majority owned subsidiary that files its own annual and quarterly reports with the SEC, determined that UGC needed to restate its consolidated financial information as of and for the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, as well as, its consolidated financial statements as of and for the fiscal year ended December 31, 2004 to correct an error in such financial statements with respect to the accounting treatment of the UGC Convertible Notes. Specifically, UGC failed to identify and account for an equity derivative embedded in the UGC Convertible Notes.
UGC had previously concluded that GAAP did not require the separation of the embedded equity derivative component of the UGC Convertible Notes based on UGC’s interpretation of certain scope exceptions prescribed by Statement 133. At that time, KPMG LLP, UGC’s independent registered public accounting firm, concurred with UGC’s accounting treatment. In April 2005, KPMG LLP, brought to UGC’s attention the existence of minutes of an Emerging Issues Task Force (EITF) Agenda Committee Meeting, held on March 20, 2003, that included a discussion of the application of these scope exceptions with respect to foreign currency denominated convertible debt involving delivery of a fixed number of common shares. After further research and consultation with KPMG LLP, UGC concluded that the predominant view of the EITF Agenda Committee and the Financial Accounting Standards Board staff is that the scope exceptions of Statement 133 would not apply to the UGC Convertible Notes. As a result, UGC revised its conclusion to account for the embedded equity derivative separately at fair value, with changes in the fair value of the derivative recorded in the statement of operations.
As a result of the restatement being made by UGC, our audit committee, after consultation with management and our independent registered public accountants, determined that LMI also needed to restate its consolidated financial information as of and for the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, as well as, its consolidated financial statements as of and for the year ended December 31, 2004. See notes 21 and 23 to the accompanying consolidated financial statements.
In light of the foregoing, we are evaluating the implementation of additional procedures requiring enhanced oversight of determinations regarding the accounting for complex financial instruments.
We are continuing our evaluation, documentation and testing of our internal controls over financial reporting so that management will be able to report on, and our independent registered public accounting firm will be able to attest to, our internal controls as of December 31, 2005, as required by applicable laws and regulations.
No change in our internal control over financial reporting occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As discussed in Note 23, the consolidated financial statements as of and for the year ended December 31, 2004 have been restated.

KPMG LLP
Denver, Colorado
March 11, 2005, except as
to Note 23, which
is as of April 27, 2005

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	as restated
	(note 23)
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

	as restated
	(note 23)
	amounts in thousands
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363,549	20,629
Accrued liabilities	526,382	12,556
Subscriber advance payments and deposits	353,069	283
Accrued interest	89,612	976
Current portion of accrued stock-based compensation (notes 3 and 13)	37,017	15,052
Derivative instruments (note 8)	14,636	21,010
Current portion of debt (note 10)	36,827	12,426

Total current liabilities	1,421,092	82,932

Long-term debt (note 10)	4,955,919	41,700
Deferred tax liabilities (note 11)	458,138	135,811
Other long-term liabilities	409,998	7,948

Total liabilities	7,245,147	268,391

Commitments and contingencies (note 19)

Minority interests in subsidiaries	1,216,710	78

Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued 168,514,962 and nil shares at December 31, 2004 and 2003, respectively	1,685	—
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,264,300 and nil shares at December 31, 2004 and 2003, respectively	73	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; no shares issued at December 31, 2004 or 2003	—	—
Additional paid-in capital	7,001,635	—
Accumulated deficit	(1,649,007)	(1,630,949)
Accumulated other comprehensive earnings (loss), net of taxes (note 18)	14,010	(46,566)
Treasury stock, at cost (note 12)	(127,890)	—
Parent’s investment	—	5,096,083

Total stockholders’ equity	5,240,506	3,418,568

Total liabilities and stockholders’ equity	$13,702,363	3,687,037

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	as restated
	(note 23)
	amounts in thousands, except per share amounts
Revenue (note 14)	$2,644,284	108,390	100,255

Operating costs and expenses:
Operating (other than depreciation) (note 14)	1,068,292	50,306	43,931
Selling, general and administrative (SG&A) (note 14)	687,844	40,337	42,269
Stock-based compensation charges (credits) — primarily SG&A (notes 3 and 13)	142,762	4,088	(5,815)
Depreciation and amortization	960,888	15,114	13,087
Impairment of long-lived assets (note 9)	69,353	—	45,928
Restructuring and other charges (note 17)	29,018	—	—

	2,958,157	109,845	139,400

Operating loss	(313,873)	(1,455)	(39,145)

Other income (expense):
Interest expense (note 14)	(307,015)	(2,178)	(3,943)
Interest and dividend income (note 14)	65,607	24,874	25,883
Share of earnings (losses) of affiliates, net (note 6)	38,710	13,739	(331,225)
Realized and unrealized gains (losses) on derivative instruments, net (note 8)	(35,775)	12,762	(16,705)
Foreign currency transaction gains (losses), net	117,657	5,412	(8,267)
Gains on exchanges of investment securities (notes 6 and 7)	178,818	—	122,618
Other-than-temporary declines in fair values of investments (note 7)	(18,542)	(6,884)	(247,386)
Gains on extinguishment of debt (note 10)	35,787	—	—
Gains (losses) on disposition of investments, net (notes 6 and 7)	43,714	(4,033)	(287)
Other income (expense), net	(7,931)	6,651	2,476

	111,030	50,343	(456,836)

Earnings (loss) before income taxes and other items	(202,843)	48,888	(495,981)
Income tax benefit (expense)	17,449	(27,975)	166,121
Minority interests in losses (earnings) of subsidiaries	167,336	(24)	(27)

Earnings (loss) before cumulative effect of accounting change	(18,058)	20,889	(329,887)
Cumulative effect of accounting change, net of taxes (note 3)	—	—	(238,267)

Net earnings (loss)	$(18,058)	20,889	(568,154)

Pro forma earnings (loss) per common share (note 3):
Basic and diluted	$(0.11)	0.14

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year Ended December 31,

	2004	2003	2002

	as restated
	(note 23)
	amounts in thousands
Net earnings (loss)	$(18,058)	20,889	(568,154)

Other comprehensive earnings (loss), net of taxes (note 18):
Foreign currency translation adjustments	165,315	102,321	(173,715)
Reclassification adjustment for foreign currency translation gains included in net earnings (loss)	(36,174)	(27)	—
Unrealized gains (losses) on available-for-sale securities	(1,450)	111,594	(39,526)
Reclassification adjustment for net (gains) losses on available-for-sale securities included in net earnings (loss)	(120,842)	—	86,175
Effect of change in estimated blended state income tax rate (note 11)	2,745	—	—

Other comprehensive earnings (loss)	9,594	213,888	(127,066)

Comprehensive earnings (loss)	$(8,464)	234,777	(695,220)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated other
	Common stock			Additional		comprehensive	Treasury		Total
				paid-in	Accumulated	earnings (loss),	stock, at	Parent’s	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	cost	investment	equity

	amounts in thousands
Balance at January 1, 2002	$—	—	—	—	(1,083,684)	(133,388)	—	3,256,665	2,039,593
Net loss	—	—	—	—	(568,154)	—	—	—	(568,154)
Other comprehensive loss (note 18)	—	—	—	—	—	(127,066)	—	—	(127,066)
Reallocation of enterprise-level goodwill from parent (note 3)	—	—	—	—	—	—	—	118,000	118,000
Intercompany tax allocation (note 11)	—	—	—	—	—	—	—	3,988	3,988
Allocation of corporate overhead (note 14)	—	—	—	—	—	—	—	10,794	10,794
Net cash transfers from parent	—	—	—	—	—	—	—	1,231,738	1,231,738

Balance at December 31, 2002	—	—	—	—	(1,651,838)	(260,454)	—	4,621,185	2,708,893
Net earnings	—	—	—	—	20,889	—	—	—	20,889
Other comprehensive earnings (note 18)	—	—	—	—	—	213,888	—	—	213,888
Intercompany tax allocation (note 11)	—	—	—	—	—	—	—	(14,774)	(14,774)
Allocation of corporate overhead (note 14)	—	—	—	—	—	—	—	10,873	10,873
Net cash transfers from parent	—	—	—	—	—	—	—	478,799	478,799

Balance at December 31, 2003	—	—	—	—	(1,630,949)	(46,566)	—	5,096,083	3,418,568
Net loss (as restated — note 23)	—	—	—	—	(18,058)	—	—	—	(18,058)
Other comprehensive earnings (note 18)	—	—	—	—	—	9,594	—	—	9,594
Intercompany tax allocation (note 11)	—	—	—	—	—	—	—	6,133	6,133
Allocation of corporate overhead (note 14)	—	—	—	—	—	—	—	9,357	9,357
Issuance of Liberty Media Corporation common stock in acquisition (note 5)	—	—	—	—	—	—	—	152,122	152,122
Contribution of cash, investments and other net liabilities in connection with spin off (note 2)	—	—	—	—	—	50,982	—	304,578	355,560
Assumption by Liberty Media Corporation of obligation for stock appreciation rights in connection with spin off (note 2)	—	—	—	—	—	—	—	5,763	5,763
Adjustment due to issuance of stock by subsidiaries and affiliates and other changes in subsidiary equity, net of taxes (note 12)	—	—	—	6,049	—	—	—	1,025	7,074
Net cash transfers from parent	—	—	—	—	—	—	—	654,250	654,250
Change in capitalization in connection with spin off (note 2)	1,399	61	—	6,227,851	—	—	—	(6,229,311)	—
Common stock issued in rights offering (note 2)	283	12	—	735,366	—	—	—	—	735,661
Stock issued for stock option exercises (note 13)	3	—	—	11,987	—	—	—	—	11,990
Repurchase of common stock (note 12)	—	—	—	—	—	—	(127,890)	—	(127,890)
Stock-based compensation (notes 3 and 13)	—	—	—	20,382	—	—	—	—	20,382

Balance at December 31, 2004 (as restated — note 23)	$1,685	73	—	7,001,635	(1,649,007)	14,010	(127,890)	—	5,240,506

The accompanying notes are an integral part of these consolidated financial statements

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2004	2003	2002

	as restated
	(note 23)
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(18,058)	20,889	(568,154)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation charges (credits)	142,762	4,088	(5,815)
Cumulative effect of accounting change	—	—	238,267
Depreciation and amortization	960,888	15,114	13,087
Impairment of long-lived assets	69,353	—	45,928
Restructuring and other charges	29,018	—	—
Amortization of deferred financing costs and non-cash interest	40,218	117	134
Share of losses (earnings) of affiliates, net	(38,710)	(13,739)	331,225
Realized and unrealized losses (gains) on derivative instruments, net	35,775	(12,762)	16,705
Foreign currency transaction losses (gains), net	(117,657)	(5,412)	8,267
Gain on exchanges of investment securities	(178,818)	—	(122,618)
Other-than-temporary declines in fair values of investments	18,542	6,884	247,386
Gains on extinguishment of debt	(35,787)	—	—
Losses (gains) on disposition of investments, net	(43,714)	(3,759)	287
Deferred income tax expense (benefit)	(84,149)	42,278	(169,606)
Minority interests in (losses) earnings of subsidiaries	(167,336)	24	27
Non-cash charges (credits) from Liberty Media Corporation	15,490	(3,901)	14,782
Other noncash items	—	(1,750)	(7,069)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables, prepaids and other	(50,358)	9,653	12,064
Payables and accruals	168,781	(1,728)	(28,165)

Net cash provided by operating activities	$746,240	55,996	26,732

LIBERTY MEDIA INTERNATIONAL, INC
(See note 1)
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,

	2004	2003	2002

	as restated
	(note 23)
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

Derivative Instruments
We have entered into free-standing derivative instrument contracts such as total return bond swaps, variable forward transactions and foreign currency derivative instruments. In addition, we have entered into other contracts, such as the UGC Convertible Notes discussed in note 10, that contain embedded derivative financial instruments. All derivatives are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. None of the derivative instruments that were in effect during the three years ended December 31, 2004 were designated as hedges.

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

	as restated
	(note 23)
	amounts in thousands,
	except per share amounts
Net earnings (loss)	$(18,058)	20,889	(568,154)
Add stock-based compensation charges as determined under the intrinsic value method, net of taxes	51,524	—	—
Deduct stock compensation charges as determined under the fair value method, net of taxes	(29,904)	(832)	(1,498)

Pro forma net earnings (loss)	$3,562	20,057	(569,652)

Basic and diluted earnings (loss) from continuing operations per share:
As reported	$(0.11)	0.14

Pro forma	$0.02	0.13

(4)     Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)), which is a revision of Statement 123, as amended by Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Amendment of Statement No. 123 (Statement 148). Statement No. 123(R) supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and amends certain provisions of Statement No. 95, Statement of Cash Flows. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, Statement No. 123(R) will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We are required to adopt Statement No. 123(R) in our third quarter of 2005, beginning July 1, 2005. Under Statement No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of Statement No. 123(R), while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of Statement No. 123(R) and we expect that the adoption of Statement No. 123(R) will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption for Statement No. 123(R).
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

	as restated
	(note 23)
	amounts in thousands,
	except per share amounts
Revenue	$2,877,159	2,429,548
Net loss	$(30,458)	(690,869)
Loss per share	$(.19)	(4.52)
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

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
(8)     Derivative Instruments
The following table provides detail of the fair value of our derivative instrument assets (liabilities), net:

	December 31,

	2004	2003

	amounts in thousands
Foreign exchange derivatives	$(5,305)	(18,594)
Total return debt swaps	23,731	22,983
Interest rate caps	2,384	—
Cross-currency and interest rate swaps	(25,648)	—
Variable forward transaction	(3,305)	—
Call agreements on LMI Series A common stock	49,218	—
Other	—	(2,416)

Total	$41,075 (1)	1,973

Current asset	$73,507	—
Current liability	(14,636)	(21,010)
Long-term asset	2,568	22,983
Long-term liability	(20,364)	—

Total	$41,075 (1)	1,973

(1)	Excludes embedded equity derivative component of the UGC Convertible Notes as amount is presented in long-term debt in the accompanying consolidated balance sheet.
Realized and unrealized gains (losses) on derivative instruments are comprised of the following amounts:

	Year ended December 31,

	2004	2003	2002

	as restated
	(note 23)
	amounts in thousands
Foreign exchange derivatives	$196	(22,626)	(11,239)
Total return debt swaps	2,384	37,804	(1,088)
Cross-currency and interest rate swaps	(43,779)	—	—
Interest rate caps	(20,318)	—	—
Embedded equity and other derivatives	23,032	—	—
Variable forward transaction	1,013	—	—
Call agreements on LMI Series A common stock	1,713	—	—
Other	(16)	(2,416)	(4,378)

Total	$(35,775)	12,762	(16,705)

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

Embedded Equity Derivative
For a description of the equity derivative instrument embedded in the UGC Convertible Notes, see note 10. Changes in the fair value of this equity derivative instrument are reported in our consolidated statement of operations.

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

During the second quarter of 2004, UGC recorded an impairment of $16,111,000 on certain tangible fixed assets of its wholly owned subsidiary, Priority Telecom. The impairment assessment was triggered by competitive factors in 2004 that led to a greater than expected price erosion and the inability to reach forecasted market share. Fair value of the tangible assets was estimated using a discounted cash flow analysis, along with other available market data. In the fourth quarter of 2004, UGC recorded an impairment of $10,955,000 related to certain tangible fixed assets in The Netherlands. In addition, during 2004 UGC recorded several minor impairments for long-lived assets which had no future service potential due to changes in management’s plans.
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

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
(10)     Debt
The components of debt were as follows:

	December 31,

	2004	2003

	as restated
	(note 23)
	amounts in thousands
UPC Broadband Bank Facility	$3,927,830	—
UGC Convertible Notes	655,809	—
Other UGC debt	269,269	—
Other subsidiary debt and capital lease obligations	139,838	54,126

Total debt	4,992,746	54,126
Current maturities	(36,827)	(12,426)

Total long-term debt	$4,955,919	41,700

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

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
In December 2004, the UPC Broadband Bank Facility was amended to add a new Facility F term loan that: (i) increased the average debt maturity under the UPC Broadband Bank Facility; (ii) increased the available liquidity under the Facility; and (iii) reduced the average interest margin under the Facility. The amendment consisted of a $525,000,000 tranche and a €140,000,000 ($190,918,000) tranche, totaling €535,019,000 ($729,605,000) in gross borrowings. The proceeds from these borrowings were applied to: (i) repay €245,000,000 ($334,106,000) under Facility A (representing all then outstanding amounts); (ii) prepay €101,224,000 ($138,039,000) of Facility B that were scheduled to mature in June 2006; (iii) prepay €177,013,000 ($241,393,000) of Facility C; and (iv) pay transaction fees of €11,782,000 ($16,067,000).
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
The UGC Convertible Notes represent a compound financial instrument that contains a foreign currency debt component and an equity component that is indexed to both UGC’s Class A common stock and to currency exchange rates (euro to U.S. dollar). We account for the embedded equity component separately at fair value, with changes in fair value reported in our consolidated statement of operations. The fair value of the embedded equity component ($193,645,000 at December 31, 2004) and the debt host contract ($462,164,000 at December 31, 2004) are presented together in long-term debt in our consolidated balance sheet.

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
InvestCos Notes (Telenet). At December 31, 2004, UGC’s debt included $87,821,000 related to mandatorily redeemable securities of the InvestCos, the consolidated subsidiaries of UGC that own a direct investment in Telenet. These securities are subject to mandatory redemption on March 30, 2050. Upon an initial public offering of Telenet or the occurrence of certain other events, these securities will become immediately redeemable. Given the mandatory redemption feature, UGC has classified these securities as debt and has recorded these securities at their estimated fair value at December 31, 2004 in conjunction with the preliminary purchase price allocation for the acquisition of Belgium Cable Investors and its indirect interest in Telenet. See note 6. Once the purchase price allocation is finalized, subsequent changes in fair value will be reported in earnings.
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

General
Our debt maturities for the next five years and thereafter are as follows (amounts in thousands):

2005	$36,827
2006	571,464
2007	745,004
2008	588,484
2009	1,533,182
Thereafter	1,543,826

Total debt maturities	5,018,787
Unamortized discount on UGC Convertible Notes, net of fair value of embedded equity derivative (as restated — note 23)	(26,041)

Total debt (as restated — note 23)	$4,992,746

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
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
Income tax benefit (expense) attributable to our company’s pre-tax loss or earnings differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Year ended December 31,

	2004	2003	2002

	as restated
	(note 23)
	amounts in thousands
Computed “expected” tax benefit (expense)	$70,995	(17,111)	173,593
State and local income taxes, net of federal income taxes	(774)	(4,315)	15,472
Foreign taxes	(308)	(7,922)	1,841
Enacted tax law changes, case law and rate changes	(149,294)	—	—
Gain on extinguishment of debt	107,863	—	—
Losses on sale of investments, affiliates and other assets	78,693	—	—
Non-deductible interest and other expenses	(74,966)	—	(16,153)
Non-deductible or taxable foreign currency exchange results	(27,702)
Income recognized for tax purposes, but not for financial reporting purposes	(25,820)	—	(2,679)
Change in valuation allowance	(22,131)	—	—
Change in estimated blended state tax rate	22,938	—	—
Non-taxable investment income	20,481	—	—
Financial instruments	6,711	—	—
International rate differences	6,511	—	—
Other, net	4,252	1,373	(5,953)

	$17,449	(27,975)	166,121

The current and non-current components of our deferred tax assets (liabilities) are as follows:

	December 31,

	2004	2003

	amounts in thousands
Current deferred tax assets	$38,355	9,697
Non-current deferred tax assets	77,313	583,945
Non-current deferred tax liabilities	(458,138)	(135,811)

Deferred tax assets (liabilities), net	$(342,470)	457,831

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
As a result of the spin off and related adjustments to Liberty’s stock incentive awards, options to acquire an aggregate of 1,595,709 shares of LMI Series A common stock and 1,498,154 shares of LMI Series B common stock were issued to our and Liberty’s employees at exercise prices of $33.92 and $37.88, respectively, pursuant to the LMI Transitional Stock Adjustment Plan (the Transitional Plan). Such options have remaining terms and vesting provisions equivalent to those of the respective Liberty stock incentive awards that were adjusted. At the spin off date, such options to purchase shares of LMI Series A common stock had a remaining weighted average term of 7.03 years and a remaining weighted average vesting period of 1.76 years. Options to purchase shares of LMI Series B common stock had a remaining weighted average term of 6.73 years and a remaining weighted average vesting period of 1.73 years.
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
The LMI 2004 Directors Incentive Plan is designed to provide a method whereby non-employee directors may be awarded additional remuneration for the services they render on our board and committees of our board, and to encourage their investment in capital stock of our company. The LMI 2004 Directors Incentive Plan is administered by our full board of directors. Our board has the full power and authority to grant eligible non-employee directors the awards described below and determine the terms and conditions under which any awards are made, and may delegate certain administrative duties to our employees.
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
Old UGC adopted a stock option plan for non-employee directors effective June 1, 1993, which was assumed by UGC on January 30, 2002 (the UGC 1993 Director Plan). The UGC 1993 Director Plan provided for the grant of an option to acquire 20,000 shares of UGC Class A common stock to each member of the UGC Board of Directors who was not also an employee of UGC (a UGC non-employee director) on June 1, 1993, and to each person who is newly elected to the UGC Board of Directors as a non-employee director after June 1, 1993, on the date of their election. To allow for additional option grants to non-employee directors, Old UGC adopted a second stock option plan for non-employee directors effective March 20, 1998, which was assumed by UGC on January 30, 2002 (the UGC 1998 Director Plan, and together with the UGC 1993 Director Plan, the UGC Director Plans). Options under the UGC 1998 Director Plan were granted at the discretion of UGC’s Board of Directors. The maximum term of options granted under the UGC Director Plans was ten years. Effective March 14, 2003, the UGC Board of Directors terminated the UGC 1993 Director Plan. Options outstanding prior to the date of termination shall continue to be recognized, but no new grants of options will be made.

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

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes and minority interests:

	Year ended December 31,

	2004	2003	2002

	as restated
	(note 23)
	amounts in thousands
Total segment operating cash flow	$888,148	17,747	14,055
Stock-based compensation credits (charges)	(142,762)	(4,088)	5,815
Depreciation and amortization	(960,888)	(15,114)	(13,087)
Impairment of long-lived assets	(69,353)	—	(45,928)
Restructuring and other charges	(29,018)	—	—

Operating loss	(313,873)	(1,455)	(39,145)

Interest expense	(307,015)	(2,178)	(3,943)
Interest and dividend income	65,607	24,874	25,883
Share of earnings (losses) of affiliates, net	38,710	13,739	(331,225)
Realized and unrealized gains (losses) on derivative instruments, net	(35,775)	12,762	(16,705)
Foreign currency transaction gains (losses), net	117,657	5,412	(8,267)
Gains on exchanges of investment securities	178,818	—	122,618
Other-than-temporary declines in fair values of investments	(18,542)	(6,884)	(247,386)
Gains on extinguishment of debt	35,787	—	—
Gains (losses) on disposition of investments, net	43,714	(4,033)	(287)
Other income (expense), net	(7,931)	6,651	2,476

Earnings (loss) before income taxes and minority interests	$(202,843)	48,888	(495,981)

	Capital expenditures

	Year ended December 31,

	2004	2003	2002

	amounts in thousands
UGC Broadband — The Netherlands	$(84,698)	(63,451)	(97,841)
UGC Broadband — France	(65,435)	(48,810)	(19,688)
UGC Broadband — Austria	(53,660)	(43,751)	(38,388)
UGC Broadband — Other Europe	(146,965)	(75,873)	(53,142)
UGC Broadband — Chile (VTR)	(41,685)	(41,391)	(80,006)
J-COM	(295,914)	(279,841)	(383,913)
Corporate and all other	(115,904)	(82,717)	(71,037)
Elimination of equity affiliates	295,914	612,965	719,105

Total consolidated LMI	$(508,347)	(22,869)	(24,910)

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
(21)     Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	quarter	quarter	quarter	quarter

		as restated	as restated	as restated
		(note 23)	(note 23)	(note 23)
	amounts in thousands, except per share amounts
2004:
Revenue	$576,303	580,659	708,807	778,515

Operating loss	$(83,627)	(34,192)	(43,061)	(152,993)

Net earnings (loss):
As previously reported	$(83,951)	(1,040)	74,365	(21,132)
Restatement adjustment	—	30,066	4,184	(20,550)

As restated	$(83,951)	29,026	78,549	(41,682)

Historical and pro forma earnings (loss) per common share (note 3)
— Basic and diluted:
As previously reported	$(0.55)	(0.01)	0.44	(0.12)
Restatement adjustment	—	0.20	0.02	(0.12)

As restated	$(0.55)	0.19	0.46	(0.24)

2003:
Revenue	$24,947	27,076	28,031	28,336

Operating income (loss)	$1,777	(787)	1,625	(4,070)

Net earnings (loss)	$6,802	10,499	9,051	(5,463)

Historical and pro forma earnings (loss) per common share (note 3) — Basic and diluted	$0.04	0.07	0.06	(0.04)

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
(23)     Restatement of Consolidated Financial Statements
In our consolidated financial statements for the year ended December 31, 2004, we accounted for the issuance of the euro-denominated UGC Convertible Notes as convertible debt, with changes in the euro to U.S. dollar exchange rate recorded as foreign currency transaction gains/losses in our consolidated statement of operations. Previously we concluded that generally accepted accounting principles did not require the separation of the embedded equity component based on our interpretation of certain scope exceptions prescribed by SFAS No. 133, Accounting For Derivative Instruments (“Statement 133”). Based on information that came to our attention in April 2005 and further research and analysis, we determined that the scope exceptions of Statement 133 did not apply, as the equity component of this financial instrument is indexed to both UGC Class A common stock price (traded in U.S. dollars) and to currency exchange rates (euro to U.S. dollar) related to the host debt instrument. Statement 133 and related interpretations preclude a scope exception for contracts where the settlement in shares of an entity’s stock is indexed in part or in full to something other than the entity’s stock price. As a result, we revised our conclusion to account for the embedded equity derivative separately at fair value, with changes in the fair value of the derivative recorded in our consolidated statement of operations.
As a result of our revised accounting, we have also recorded adjustments to (i) interest expense to reflect accretion of the debt component of this instrument at the issuance date to the aggregate principal amount that will be due and payable on April 15, 2011, the first date that the holders of the UGC Convertible Notes have the right to tender all or a part of the UGC Convertible Notes to UGC; (ii) foreign currency transaction gains to reflect the fact that a portion of the previously reported foreign currency transaction gains and losses with respect to the UGC Convertible Notes are now included in the determination of the fair value of the equity component of the UGC Convertible Notes; and (iii) minority interests in losses of subsidiaries to reflect the UGC minority interest owners’ share of the net restatement adjustments. The fair value of the embedded

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002 — (Continued)
equity derivative and the accreted value of the debt host contract are presented together in long-term debt in our consolidated balance sheet. This restatement affected our previously issued consolidated financial statements as follows:

	December 31, 2004

	Previously
	reported	Adjustment	As restated

	amounts in thousands
Balance Sheet
Long-term debt	$4,981,960	(26,041)	4,955,919

Total liabilities	$7,271,188	(26,041)	7,245,147

Minority interests in subsidiaries	$1,204,369	12,341	1,216,710

Accumulated deficit	$(1,662,707)	13,700	(1,649,007)

Total stockholders’ equity	$5,226,806	13,700	5,240,506

	Year Ended December 31, 2004

	Previously
	reported	Adjustment	As restated

	amounts in thousands,
	except per share amounts
Statement of Operations
Interest expense	$(288,532)	(18,483)	(307,015)

Realized and unrealized losses on derivative instruments, net	$(54,947)	19,172	(35,775)

Foreign currency transaction gains, net	$92,305	25,352	117,657

Loss before income taxes and other items	$(228,884)	26,041	(202,843)

Minority interests in losses of subsidiaries	$179,677	(12,341)	167,336

Net loss	$(31,758)	13,700	(18,058)

Pro forma basic and diluted loss per common share	$(0.20)	0.09	(0.11)

The restatement had no effect on total cash flows from operating, investing or financing activities.
See note 21 for the impact of the restatement on our net earnings (loss) for each of the three-month periods ended June 30, 2004, September 30, 2004 and December 31, 2004.

PART III
Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF LMI
The name, date of birth and present principal occupation of each of our executive officers and directors is set forth below.

Name	Positions

John C. Malone Born March 7, 1941	President, Chief Executive Officer, Chairman of the Board and a director of LMI since March 2004. Mr. Malone has served as Chairman of the Board of Liberty Media Corporation (Liberty) since 1990. Mr. Malone served as Chairman of the Board and a director of Liberty Satellite & Technology, Inc. from December 1996 to August 2000. Mr. Malone also served as Chairman of the Board of TCI from November 1996 to March 1999 and as Chief Executive Officer of TCI from January 1994 to March 1999. Mr. Malone is also a director of The Bank of New York, Cablevision Systems Corporation, Liberty and UnitedGlobalCom, Inc. (UGC).

Miranda Curtis Born November 26, 1955	Senior Vice President of LMI and President of its Asia division since March 2004. Ms. Curtis has served as a Senior Vice President of LMI’s subsidiary, Liberty Media International Holdings, LLC (Old LMINT), since June 2004, and she served as President of Old LMINT and its predecessors from February 1999 to June 2004.

Bernard G. Dvorak Born April 19, 1960	Senior Vice President and Controller of LMI since March 2004. Mr. Dvorak served as Senior Vice President, Chief Financial Officer and Treasurer of On Command Corporation, a subsidiary of Liberty, from July 2002 until May 17, 2004. Mr. Dvorak was the Chief Executive Officer and a member of the board of directors of Formus Communications, Inc., a provider of fixed wireless services in Europe, from September 2000 until June 2002, and, from April 1999 until September 2000, he served as Chief Financial Officer of Formus. Mr. Dvorak is a director of UGC.

Graham Hollis Born January 9, 1952	Senior Vice President and Treasurer of LMI and Executive Vice President of its Asia division since March 2004. Mr. Hollis has served as a Senior Vice President of Old LMINT since June 2004, and he served as Executive Vice President and Chief Financial Officer of Old LMINT and its predecessors from May 1995 to June 2004.

David B. Koff Born December 26, 1958	Senior Vice President of LMI and President of its Europe division since March 2004. Mr. Koff served as a Senior Vice President of Liberty from February 1998 through May 2004. Mr. Koff is a director of UGC.

David J. Leonard Born March 28, 1953	Senior Vice President of LMI and President of its Latin America division since March 2004. Mr. Leonard served as the President of Liberty’s Latin America Group, a subgroup of Liberty’s International Group, from January 2004 through June 2004. From May 2002 through December 2003, Mr. Leonard was the founder and managing director of VLG Acquisition Corp., which owned interests in selected telecommunications companies in Latin America. From 1998 to 2002, Mr. Leonard was the founder, president and Chief Executive Officer of VeloCom Inc., a competitive local exchange carrier which provided wireless communications services throughout Brazil and Argentina.

Elizabeth M. Markowski Born October 26, 1948	Senior Vice President, General Counsel and Secretary of LMI since March 2004. Ms. Markowski served as a Senior Vice President of Liberty from November 2000 through December 2004. Prior to joining Liberty, Ms. Markowski was a partner in the law firm of Baker Botts L.L.P. for more than five years.

III-1

Name	Positions

Robert R. Bennett Born April 19, 1958	A director of LMI and Vice-Chairman of the Board since March 2004. Mr. Bennett has served as President and Chief Executive Officer of Liberty since April 1997, and he held various other executive positions with Liberty since its inception in 1990. Mr. Bennett served as Executive Vice President of TCI from April 1997 to March 1999. Mr. Bennett is also a director of Liberty, OpenTV Corp. and UGC.

Donne F. Fisher Born May 24, 1938	A director of LMI since May 2004. Mr. Fisher has served as President of Fisher Capital Partners, Ltd., a venture capital partnership, since December 1991. Mr. Fisher is also a director of General Communication, Inc. and Liberty.

David E. Rapley Born June 22, 1941	A director of LMI since May 2004. Mr. Rapley served as Executive Vice President Engineering of VECO Corp. — Alaska from January 1998 to December 2001. Mr. Rapley is also a director of Liberty.
M. LaVoy Robison Born September 6, 1935	A director of LMI since June 2004. Mr. Robison has served as an executive director and board member of The Anschutz Foundation (a private foundation) since January 1998. Mr. Robison is also a director of Liberty.

Larry E. Romrell Born December 30, 1939	A director of LMI since May 2004. Mr. Romrell served as an Executive Vice President of TCI from January 1994 to March 1999. Mr. Romrell also served, from December 1997 to March 1999, as Executive Vice President and Chief Executive Officer of TCI Business Alliance and Technology Co.; and from December 1997 to March 1999, as Senior Vice President of TCI Ventures Group. Mr. Romrell is also a director of Liberty.

J. C. Sparkman Born September 12, 1931	A director of LMI since November 2004. Mr. Sparkman served as the Chairman of the Board of Broadband Services, Inc. from September 1999 through December 2003. Mr. Sparkman is also a director of Shaw Communications Inc. and Universal Electronics, Inc.

J. David Wargo Born October 1, 1953	A director of LMI since May 2004. Mr. Wargo has served as the President of Wargo & Company, Inc., a private investment company specializing in the communications industry, since January 1993. Mr. Wargo is also a director of OpenTV Corp. and Strayer Education, Inc.
There are no family relations among the above named individuals, by blood, marriage or adoption.
Involvement in Certain Proceedings
Except as stated below, during the past five years, none of the above persons has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.
On March 28, 2001, an involuntary petition under Chapter 7 of the U.S. Bankruptcy Code was filed against Formus in the United States Bankruptcy Court for the District of Colorado. Mr. Dvorak was a director and the Chief Executive Officer of Formus from September 2000 until June 2002.
Audit Committee
Our board of directors has established an audit committee, whose members are Donne F. Fisher, David E. Rapley, M. LaVoy Robison and J. David Wargo. Our board of directors has determined that Messrs. Fisher, Rapley, Robison and Wargo are independent, as independence for audit committee members is defined in the rules of the Nasdaq Stock Market as well as the rules and regulations adopted by the SEC. In addition, our board of directors has determined that M. LaVoy Robison qualifies as an “audit committee financial expert” under applicable SEC rules and regulations.

III-2

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file.
Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us with respect to our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten-percent beneficial owners were complied with, except that one Form 4 on behalf of Larry Romrell was not timely filed.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers. Our code of business conduct and ethics constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is available on our website at www.libertymediainternational.com. In addition, we will provide a copy of our code of business conduct and ethics, free of charge, to any stockholder who calls or submits a request in writing to Investor Relations, Liberty Media International, Inc., 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (800) 783-7676.
Item 11.     EXECUTIVE COMPENSATION
The table below sets forth information for the year ended December 31, 2004 relating to compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers, who we refer to as our “named executive officers,” for services rendered to our company and our subsidiaries. Prior to June 7, 2004, we were a subsidiary of Liberty. Accordingly, all compensation earned by our named executive officers from January 1, 2004 through the date of the spin off was paid by Liberty. All compensation earned by our named executive officers (other than by Elizabeth M. Markowski, see note (2) below) after the date of the spin off was paid by our company.
Although certain of the individuals who are our named executive officers were performing services in connection with our businesses prior to January 1, 2004, those individuals were employed by Liberty during that period, were not dedicated exclusively to our businesses (with the exception of Miranda Curtis), and devoted substantial time and effort to other Liberty businesses or to the Liberty organization in general. Accordingly, no information on the compensation of our named executive officers for periods prior to January 1, 2004 is reported.
Summary Compensation Table
Annual Compensation

						Long-Term Compensation

						Restricted	Securities
				Other Annual		Stock	Underlying		All Other
Name and Principal Position with Our Company	Year	Salary ($)		Compensation		Awards	Options/SARs		Compensation ($)

John C. Malone	2004	$—		$—		$—	1,568,562	(4)	$—
President and Chief Executive Officer
Miranda Curtis	2004	$716,330	(1)	$—		$—	63,830	(4)	$22,019	(5)
Senior Vice President
David B. Koff	2004	$595,808		$742,003	(3)	$—	53,192	(4)	$21,256	(6)
Senior Vice President
David J. Leonard	2004	$403,077		$—		$—	42,554	(4)	$16,756	(6)
Senior Vice President
Elizabeth M. Markowski	2004	$676,866	(2)	$—		$—	63,830	(4)	$20,500	(6)
Senior Vice President,
General Counsel and Secretary

III-3

(1)	Ms. Curtis’ compensation is paid in U.K. pounds, which, for purposes of the foregoing presentation, has been converted to U.S. Dollars based upon the average exchange rate in effect during 2004.

(2)	Ms. Markowski continued to be an officer and employee of Liberty through December 31, 2004, and during the period from the date of the spin off through December 31, 2004, we reimbursed Liberty for 75% of Ms. Markowski’s compensation expenses. This allocation was based upon the amount of time she spent on the respective businesses of our company and Liberty. The numbers in the table represent 100% of Ms. Markowski’s compensation for 2004, rather than our allocable share.

(3)	Represents reimbursement for housing and other costs incurred by Mr. Koff as an expatriate working in London, England.

(4)	The numbers of shares reflect adjustments for our July 2004 rights offering which concluded in August 2004.

(5)	Amounts represent contributions made during 2004 to a pension fund maintained for the benefit of Ms. Curtis under applicable United Kingdom law. With respect to these contributions, Ms. Curtis is fully vested.

(6)	Amounts represent contributions to the Liberty Media 401(k) Savings Plan (the Liberty 401(k) Savings Plan) during 2004 prior to the date of the spin off and, in the case of Messrs. Koff and Leonard, premiums paid for term life insurance under UGC’s group policy. The Liberty 401(k) Savings Plan provides employees with an opportunity to save for retirement. The Liberty 401(k) Savings Plan participants may contribute up to 10% of their compensation, and Liberty makes a matching contribution of 100% of the participants’ contributions. Participant contributions to the Liberty 401(k) Savings Plan are fully vested upon contribution.

Generally, participants acquire a vested right in Liberty contributions as follows:

Vesting
Years of Service	Percentage

Less than 1	0%
1-2	33%
2-3	66%
3 or more	100%

With respect to Liberty contributions made to the Liberty 401(k) Savings Plan in 2004, Mr. Koff and Ms. Markowski were fully vested and Mr. Leonard was not vested as of December 31, 2004.

Under UGC’s group term life insurance benefits plan, each employee is provided with employer-paid coverage equal to twice the employee’s annual salary up to maximum coverage of $400,000 for employees with an annual salary of less than $266,000, and, upon an employee’s election, 1.5 times the employee’s annual salary up to maximum coverage of $1 million for employees with an annual salary of $266,000 or more. We reimburse UGC for the premiums paid with respect to our employees.

III-4

Option and SAR Grants in Last Fiscal Year
The table below sets forth certain information concerning stock options granted to our named executive officers during the year ended December 31, 2004.

	Number of		Percent of
	Securities		Total Options	Exercise
	Underlying		Granted to	or Base		Grant Date
	Options		Employees in	Price	Expiration	Present
Name	Granted(1)		Fiscal Year	($/sh)(2)	Date	Value(3)

John C. Malone
Series A	—		—	—
Series B	1,568,562	(4)	100%	$36.75	June 7, 2014	$20,881,827
Miranda Curtis
Series A	63,830		14.6%	$33.41	June 22, 2014	$772,600
Series B	—		—	—	—
David B. Koff
Series A	53,192		12.1%	$33.41	June 22, 2014	$640,837
Series B	—		—	—	—
David J. Leonard
Series A	42,554		9.7%	$33.41	June 22, 2014	$515,074
Series B	—		—	—	—
Elizabeth M. Markowski
Series A	63,830		14.6%	$33.41	June 22, 2014	$772,600
Series B	—		—	—	—

(1)	The numbers of shares reflect adjustments for our July 2004 rights offering which concluded in August 2004.

(2)	The exercise prices reflect adjustments for our July 2004 rights offering which concluded in August 2004. The exercise prices for our Series A options were equal to the closing sale price of our Series A common stock on their respective grant dates. The exercise price for our Series B options was equal to 110% of the closing sale price of our Series A common stock on June 22, 2004 ($39.10 before considering the impact of the July 2004 rights offering), the date that definitive terms were established for such options. The closing market price of our Series B common stock on that date was $40.05 (before considering the impact of the July 2004 rights offering).

(3)	The value shown is based upon (i) the number of options granted, as adjusted for our July 2004 rights offering and (ii) the per share present value, as determined using the Black-Scholes model. The key assumptions used in the model for purposes of this calculation include the following: (a) a 4.09% discount rate; (b) a 25.25% volatility factor; (c) the 6-year expected option life; (d) the fair value of the applicable series of our common stock on the grant date; and (e) a per share exercise price of $33.41, in the case of our Series A options, and a per share exercise price of $36.75, in the case of our Series B options (in each case, as adjusted for the July 2004 rights offering). The actual value realized will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the realized value, if any, will not necessarily be the value determined by the model.

(4)	The options granted to Mr. Malone were awarded as the primary form of compensation to be paid to Mr. Malone by our company. See “— Employment Contracts and Termination of Employment and Change in Control Arrangements.”

III-5

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values
The following table sets forth certain information concerning exercises of our options by our named executive officers during the year ended December 31, 2004:
Aggregated Option/ SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/ SAR Values

				Value of
			Number of Securities	Unexercised
			Underlying Unexercised	In-the-Money
	Shares		Options/SARs at	Options/SARs at
	Acquired on		December 31, 2004 (#)	December 31, 2004
	Exercise	Value	Exercisable/	Exercisable/
Name	(#)	Realized ($)	Unexercisable(1)	Unexercisable ($)

John C. Malone
Series A
Exercisable	—	$—	221	$2,721
Unexercisable	—	$—	—	—
Series B
Exercisable	—	$—	1,965,665	$23,630,664	(2)
Unexercisable	—	$—	213,824	$2,377,728
Miranda Curtis
Series A
Exercisable	—	$—	81,361	$1,001,558
Unexercisable	—	$—	76,713	$976,949
Series B
Exercisable	—	$—	—	—
Unexercisable	—	$—	—	—
David B. Koff
Series A
Exercisable	100,551	$657,101	21,594	$265,822
Unexercisable	—	$—	127,872	$1,601,232
Series B
Exercisable	—	$—	—	—
Unexercisable	—	$—	—	—
David J. Leonard
Series A
Exercisable	—	$—	1,596	$19,644
Unexercisable	—	$—	48,937	$624,119
Series B
Exercisable	—	$—	—	—
Unexercisable	—	$—	—	—
Elizabeth M. Markowski
Series A
Exercisable	—	$—	53,804	$662,331
Unexercisable	—	$—	92,199	$1,167,520
Series B
Exercisable	—	$—	—	—
Unexercisable	—	$—	—	—

(1)	Includes options to acquire our common stock that were issued to our named executive officers as a result of adjustments made, in connection with the spin off, to their outstanding Liberty stock incentive awards, all of which were granted to them by Liberty prior to January 1, 2004. Each option and stock appreciation right with respect to Liberty common stock outstanding as of the record date for the spin off was adjusted by the incentive plan committee of Liberty’s board of directors in connection with the spin off. Liberty options held, as of the spin off record date, by our named executive officers, among others, were divided

III-6

into two options: (1) an option to purchase the number and series of shares of our common stock that would have been issued in the spin off in respect of the shares of Liberty common stock subject to the applicable Liberty option, as if such Liberty option had been exercised in full immediately prior to the record date for the spin off, and (2) an adjusted Liberty option. The aggregate exercise price of each such outstanding Liberty option was allocated between our option and the adjusted Liberty option. Stock appreciation rights related to Liberty Series A common stock held, as of the spin off record date, by our named executive officers, among others, were divided into two awards (in a manner similar to the adjustment made to outstanding Liberty options): (1) an LMI option and (2) an adjusted Liberty stock appreciation right. The aggregate base price of each outstanding Liberty stock appreciation right was allocated between the LMI option and the adjusted Liberty stock appreciation right. Each option issued as a result of these adjustments had an exercise price per share equal to the fair market value per share of the applicable series of our common stock, which, in the case of Series A options, was $33.92 (as adjusted for our July 2004 rights offering) and, in the case of Series B options, was $37.88 (as adjusted for our July 2004 rights offering).

(2)	These options were fully exercisable as of December 31, 2004, but are subject to forfeiture. See “— Employment Contracts and Termination of Employment and Change in Control Arrangements” for more information.

Compensation of Directors

Cash Compensation
Each of our directors who is not an employee of our company is entitled to a fee of $1,000 for each board meeting he attends. In addition, the chairman and each other member of the audit committee of our board of directors is entitled to a fee of $5,000 and $2,000, respectively, for each audit committee meeting he attends. Each member of the compensation committee and each member of the nominating and corporate governance committee is entitled to a fee of $1,000 for each committee meeting he attends. Fees to our directors are payable in cash. We also reimburse members of our board for travel expenses incurred to attend any meetings of our board or any committee thereof.

Option Awards
Each of our directors who is not an employee of our company (other than J.C. Sparkman) was granted options to acquire 3,000 shares of our Series A common stock on June 22, 2004. All of these options were granted pursuant to the Liberty Media International, Inc. 2004 Nonemployee Director Incentive Plan (As Amended and Restated Effective April 1, 2005), vest on the first anniversary of the grant date (provided that the director who is not an employee of our company continues to serve as a director of our company on the first anniversary of the grant date) and were granted at a per share exercise price of $35.55, which was the closing price of our Series A common stock on the grant date. These options, together with all of our then-outstanding stock incentive awards, were adjusted in connection with our July 2004 rights offering. As a result, these options now represent the right to acquire 3,192 shares of our Series A common stock at a per share exercise price of $33.41. All other terms of these options remained the same. Mr. Sparkman, who is also not an employee of our company, joined our board of directors on November 9, 2004 and, consistent with our director compensation policy, Mr. Sparkman was granted options to acquire 3,000 shares of our Series A common stock on that date. The options were granted pursuant to the director plan, vest on the first anniversary of the grant date (provided that Mr. Sparkman continues to serve as a director of our company on the first anniversary of the grant date) and were granted at a per share exercise price of $37.42, which was the closing price of our Series A common stock on the grant date.
On March 9, 2005, in connection with the agreement and plan of merger we entered into with UGC on January 17, 2005, our board determined to amend the Non Qualified Stock Option Agreements, dated as of June 22, 2004, that we had entered into with each of Robert R. Bennett, Donne F. Fisher and M. LaVoy Robison. Pursuant to these amendments if the proposed mergers contemplated by our agreement and plan of merger with UGC are completed before June 22, 2005 (the first anniversary of the grant date of their 2004 option grants), and solely as a result of the completion of the mergers, Messrs. Bennett, Fisher and Robison

III-7

cease to serve as directors of our company, their 2004 option grants will vest on the date on which the mergers are completed rather than on June 22, 2005.
Following each annual meeting of our stockholders, each of our directors who is not an employee of our company will be granted options to acquire an additional 3,000 shares of our Series A common stock. All of these options will be granted pursuant to the director plan, will vest on the first anniversary of the applicable grant date and will be granted at an exercise price equal to the fair market value of our Series A common stock. If the mergers pursuant to which we and UGC would become wholly owned subsidiaries of a new parent company named Liberty Global are completed, the options granted to our nonemployee directors following our annual meeting will terminate in accordance with their terms on the day on which the mergers are completed.
Employment Contracts and Termination of Employment and Change in Control Arrangements
Except as described below, we have no employment contracts, termination of employment agreements or change of control agreements with any of our named executive officers.
We have entered into an option agreement with John C. Malone, our Chairman of the Board, Chief Executive Officer and President, pursuant to which we granted to Mr. Malone, under the Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005), options to acquire 1,568,562 shares of our Series B common stock (as adjusted for our July 2004 rights offering) at an exercise price per share of $36.75 (as adjusted for our July 2004 rights offering). The options represent the primary form of compensation to be paid to Mr. Malone by our company. The options are fully exercisable; however, Mr. Malone’s rights with respect to the options and any shares issued upon exercise will vest at the rate of 20% per year on each anniversary of the date on which the spin off was completed (which was June 7, 2004), provided that Mr. Malone continues to have a qualifying relationship (whether as a director, officer, employee or consultant) with our or any successor to our company. If Mr. Malone ceases to have such a qualifying relationship (subject to certain exceptions for his death or disability or termination without cause), his unvested options will be terminated and/or we will have the right to require Mr. Malone to sell to us, at the exercise price of the options, any shares of our Series B common stock previously acquired by Mr. Malone upon exercise of options which have not vested as of the date on which Mr. Malone ceases to have a qualifying relationship with our company.
Compensation Committee Interlocks and Insider Participation
Donne F. Fisher, Larry E. Romrell and J. David Wargo each served on our compensation committee during the year ended December 31, 2004. None of them was, during 2004, an officer or employee of our company or any of our subsidiaries, was formerly an officer of our company or any of our subsidiaries or had any relationship requiring disclosure under the securities laws.

III-8

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2004, with respect to shares of LMI common stock authorized for issuance under our equity compensation plans. Information concerning outstanding awards reflects adjustments made to these awards in connection with our July 2004 rights offering.
EQUITY COMPENSATION PLAN INFORMATION

	Number of	Weighted	Number of Securities
	Securities to be	Average	Available for Future
	Issued upon	Exercise Price	Issuance Under Equity
	Exercise of	of Outstanding	Compensation Plans
	Outstanding	Options,	(excluding securities
	Options, Warrants	Warrants and	reflected in the first
Plan Category	and Rights	Rights	column)

Equity compensation plans approved by security holders:
Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005)(1)
Series A common stock	438,054	$33.45	18,113,552	(2)
Series B common stock	1,568,562	$36.75	—
Liberty Media International, Inc. 2004 Nonemployee Director Incentive Plan (As Amended and Restated Effective April 1, 2005)(1)
Series A common stock	22,152	$33.95	4,979,000	(2)
Series B common stock	—	—	—
Liberty Media International, Inc. Transitional Stock Adjustment Plan(1)(3)
Series A common stock	1,241,332	$33.92	—
Series B common stock	1,498,154	$37.88	—
Equity compensation plans not approved by security holders: None	—		—

Totals:
Series A common stock	1,701,538		23,092,552	(2)
Series B common stock	3,066,716		—

(1)	Prior to our spin off from Liberty, Liberty approved each plan in its capacity as the then-sole stockholder of our company.

(2)	Each plan permits grants of, or with respect to, shares of our Series A common stock or our Series B common stock subject to a single aggregate limit. The total number of shares available for future issuances under each plan is calculated based upon the number of shares subject to the original awards granted under each plan, prior to giving effect to any anti-dilution adjustments to such awards (such as the adjustments made in connection with our July 2004 rights offering).

(3)	The transitional plan was adopted in connection with our spin off from Liberty to provide for the supplemental award of options to purchase shares of our common stock and restricted shares of our Series A common stock, in each case, pursuant to adjustments made to Liberty stock incentive awards in accordance with the anti-dilution provisions of Liberty’s stock incentive plans.

Security Ownership of Certain Beneficial Owners
The following table sets forth information, to the extent known by us or ascertainable from public filings, concerning shares of our common stock beneficially owned by each person or entity (excluding any of our

III-9

directors and executive officers) known by us to own more than five percent of the outstanding shares of our common stock.
The security ownership information is given as of March 31, 2005, and in the case of percentage ownership information, is based upon (1) 165,555,331 shares of our Series A common stock, and (2) 7,264,300 shares of our Series B common stock.

	Series of	Number of		Percent of	Voting
Name and Address of Beneficial Owner	Stock	Shares		Class	Power

(In thousands)
Capital Research and Management Company	LMI Series A	8,418	*	5.0%		*
333 South Hope Street	LMI Series B	—		—	—
Los Angeles, CA 90071

*	The number of shares of common stock in the table is based upon the Schedule 13G dated December 31, 2004, filed by Capital Research and Management Company with respect to our Series A common stock. Capital Research, an investment advisor, is the beneficial owner of 8,417,960 shares of our Series A common stock, as a result of acting as investment advisor to various investments companies, but disclaims beneficial ownership pursuant to Rule 13d-4. The Schedule 13G reflects that Capital Research has no voting power over and sole dispositive power over these shares.
Security Ownership of Management
The following table sets forth information with respect to the beneficial ownership by each of our directors and each of our named executive officers and by all of our directors and executive officers as a group of (1) shares of our Series A common stock, (2) shares of our Series B common stock and (3) shares of UGC Class A common stock.
The security ownership information for our common stock is given as of March 31, 2005, and, in the case of percentage ownership information, is based upon (1) 165,555,331 shares of our Series A common stock, and (2) 7,264,300 shares of our Series B common stock, in each case, outstanding on that date. The security ownership information for UGC Class A common stock is given as of March 31, 2005, and, in the case of percentage ownership information, is based upon 401,894,352 shares of UGC Class A common stock outstanding on that date.
Shares of our common stock issuable upon exercise or conversion of options that were exercisable or convertible on or within 60 days after March 31, 2005, are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Shares of UGC common stock issuable upon exercise or conversion of options that were exercisable or convertible on or within 60 days after March 31, 2005, are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
For purposes of the following presentation, beneficial ownership of shares of our Series B common stock, though convertible on a one-for-one basis into shares of our Series A common stock, is reported as beneficial ownership of our Series B common stock only, and not as beneficial ownership of our Series A common stock. In addition, although outstanding shares of UGC Class B common stock and UGC Class C common stock are convertible into UGC Class A common stock, share data set forth in the following presentation with respect to UGC Class A common stock excludes any dilution associated with the potential conversion of UGC Class B common stock or UGC Class C common stock into UGC Class A common stock.
So far as is known to us, the persons indicated below have sole voting power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table. The number of shares indicated as owned by the executive officers and directors of our company includes interests in shares held by UGC’s defined contribution 401(k) plan (the UGC 401(k) Plan) and shares held by the Liberty 401(k)

III-10

Savings Plan, in each case as of March 31, 2005. The shares held by the trustees of these 401(k) plans for the benefit of these persons are voted as directed by such persons.

		Amount and Nature of		Percent of	Voting
Name of Beneficial Owner	Title of Class	Beneficial Ownership		Class	Power

		(In thousands)
John C. Malone	LMI Series A	953	(1)(2)(4)(5)	*	33.2%
	LMI Series B	8,510	(1)(3)(5)	91.1%
	UGC Class A	95	(6)	*	*
Miranda Curtis	LMI Series A	85	(7)	*	*
	LMI Series B	0
	UGC Class A	0
David B. Koff	LMI Series A	65	(8)(9)(10)	*	*
	LMI Series B	0
	UGC Class A	1	(11)
David J. Leonard	LMI Series A	2	(12)(13)	*	*
	LMI Series B	0
	UGC Class A	8	(14)
Elizabeth M. Markowski	LMI Series A	62	(15)(16)(17)(18)	*	*
	LMI Series B	0
	UGC Class A	0	(19)
Robert R. Bennett	LMI Series A	240	(20)(21)(22)	*	3.1%
	LMI Series B	732	(20)(22)	9.2%
	UGC Class A	212	(23)	*	*
Donne F. Fisher	LMI Series A	15	(24)	*	*
	LMI Series B	32		*
	UGC Class A	0
David E. Rapley	LMI Series A	1	(24)	*	*
	LMI Series B	0
	UGC Class A	0
M. LaVoy Robison	LMI Series A	1	(24)	*	*
	LMI Series B	0
	UGC Class A	0
Larry E. Romrell	LMI Series A	13	(24)	*	*
	LMI Series B	0
	UGC Class A	0
J.C. Sparkman	LMI Series A	14		*	*
	LMI Series B	0		*	*
	UGC Class A	0		*	*
J. David Wargo	LMI Series A	8	(25)	*	*
	LMI Series B	0
	UGC Class A	921	(26)	*	*
All directors and executive officers as a group (14 persons)	LMI Series A	1,500	(2)(20)(25)(27)	*	35.4%
			(28)(29)(30)
	LMI Series B	9,274	(3)(20)(27)(30)	92.1%
	UGC Class A	1,242	(26)(31)(32)	*	*

*	Less than one percent

(1)	Includes 90,303 shares of our Series A common stock and 204,566 shares of our Series B common stock held by Mr. Malone’s wife, Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership.

(2)	Includes 198 shares of our Series A common stock held by a trust with respect to which Mr. Malone is the sole trustee and, with his wife, Leslie Malone, retains a unitrust interest in the trust.

III-11

(3)	Includes 1,046,546 shares of our Series B common stock held by a trust with respect to which Mr. Malone is the sole trustee and holder of a unitrust interest in the trust.

(4)	Includes 46,907 shares of our Series A common stock held by the Liberty 401(k) Savings Plan.

(5)	Includes 221 shares of our Series A common stock and 2,072,577 shares of our Series B common stock that are subject to options which were exercisable as of, or will be exercisable within 60 days of, March 31, 2005. Mr. Malone has the right to convert options to purchase 504,015 shares of our Series B common stock into options to purchase shares of our Series A common stock.

(6)	Includes 95,416 shares of UGC Class A common stock that are subject to options which were exercisable as of, or will be exercisable within 60 days of, March 31, 2005.

(7)	Includes 85,143 shares of our Series A common stock that are subject to options which were exercisable as of, or will be exercisable within 60 days of, March 31, 2005.

(8)	Includes 639 shares of our Series A common stock held by the Liberty 401(k) Savings Plan.

(9)	Includes 1,250 restricted shares of our Series A common stock, none of which were vested at March 31, 2005.

(10)	Includes 53,615 shares of our Series A common stock that are subject to options which were exercisable as of, or will be exercisable within 60 days of, March 31, 2005.

(11)	Includes 1,458 shares of UGC Class A common stock held by the UGC 401(k) Plan.

(12)	Includes 7 shares of our Series A common stock held by the Liberty 401(k) Savings Plan.

(13)	Includes 1,596 shares of our Series A common stock that are subject to options which were exercisable as of, or will be exercisable within 60 days of, March 31, 2005.

(14)	Includes 3,182 shares of UGC Class A common stock held by the UGC 401(k) Plan.

(15)	Includes 136 shares of our Series A common stock held by Mrs. Markowski’s husband, Thomas Markowski, as to which shares Mrs. Markowski disclaims beneficial ownership.

(16)	Includes 259 shares of our Series A common stock held by the Liberty 401(k) Savings Plan.

(17)	Includes 44 restricted shares of our Series A common stock, none of which were vested at March 31, 2005.

(18)	Includes 57,214 shares of our Series A common stock that are subject to options which were exercisable as of, or will be exercisable within 60 days of, March 31, 2005.

(19)	Includes 496 shares of UGC Class A common stock held by the UGC 401(k) Plan.

(20)	Includes 75,084 shares of our Series A common stock and 24 shares of our Series B common stock held by Hilltop Investments, Inc. which is jointly owned by Mr. Bennett and his wife, Deborah Bennett.

(21)	Includes 1,577 shares of our Series A common stock held by the Liberty 401(k) Savings Plan.

(22)	Includes 12,002 shares of our Series A common stock and 731,962 shares of our Series B common stock that are subject to options which were exercisable as of, or will be exercisable within 60 days of, March 31, 2005. Mr. Bennett has the right to convert the options to purchase shares of our Series B common stock into options to purchase shares of our Series A common stock.

(23)	Includes 83,332 shares of UGC Class A common stock that are subject to options which were exercisable as of, or will be exercisable within 60 days of, March 31, 2005.

(24)	Includes 586 shares of our Series A common stock that are subject to options which were exercisable as of, or will be exercisable within 60 days of, March 31, 2005.

(25)	Includes 7,142 shares of our Series A common stock held in various accounts managed by Mr. Wargo, as to which shares Mr. Wargo disclaims beneficial ownership.

(26)	Includes 498,757 shares of UGC Class A common stock held in various accounts managed by Mr. Wargo, as to which shares Mr. Wargo disclaims beneficial ownership.

(27)	Includes 96,003 shares of our Series A common stock and 204,566 shares of our Series B common stock held by relatives of certain directors and executive officers, as to which shares beneficial ownership by such directors and executive officers is disclaimed.

III-12

(28)	Includes 50,144 shares of our Series A common stock held by the Liberty 401(k) Savings Plan.

(29)	Includes 1,294 restricted shares of our Series A common stock, none of which were vested at March 31, 2005.

(30)	Includes 247,102 shares of our Series A common stock and 2,804,539 shares of our Series B common stock that are subject to options which were exercisable as of, or will be exercisable within 60 days of, March 31, 2005. The options to purchase 1,235,977 shares of our Series B common stock may be converted into options to purchase shares of our Series A common stock.

(31)	Includes 7,701 shares of UGC Class A common stock held by the UGC 401(k) Plan.

(32)	Includes 178,748 shares of UGC Class A common stock that are subject to options which were exercisable as of, or will be exercisable within 60 days of, March 31, 2005.

One of our directors and two of our executive officers also hold interests in Liberty Jupiter, Inc., one of our privately held subsidiaries. Mr. Bennett, Ms. Curtis, another executive officer and another individual hold 180, 320, 200 and 100 shares, respectively, of Class A common stock of Liberty Jupiter, representing a 20% aggregate common equity interest and less than 1% aggregate voting interest in Liberty Jupiter, based upon 800 shares of Liberty Jupiter Class A common stock, 3,198 shares of Liberty Jupiter Class B common stock, 2 shares of Liberty Jupiter Class C common stock and approximately 93,379 shares of Liberty Jupiter preferred stock outstanding, as of March 31, 2005. Pursuant to a stockholders’ agreement among our company, Liberty Jupiter and certain of Liberty Jupiter’s stockholders, we have the right to cause all or any part of the Liberty Jupiter Class A common stock to be converted into shares of our Series A common stock. On or after April 24, 2005, each holder of Liberty Jupiter Class A common stock will have the right to cause all of the shares of Liberty Jupiter Class A common stock held by such holder to be converted into shares of our Series A common stock. Each share of Liberty Jupiter Class A common stock that is converted will be converted into that number of shares of our Series A common stock having an aggregate market price that is equal to the fair market value of the Liberty Jupiter Class A common stock so converted, as of the time of conversion. Liberty Jupiter owns an approximate 7.96% interest in our consolidated subsidiary, LMI/ Sumisho SuperMedia, LLC.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Agreements with Liberty
In connection with our spin off from Liberty, we and Liberty entered into a series of agreements, under which we have certain rights and liabilities. The following is a summary of the terms of the material agreements we entered into with Liberty.

Reorganization Agreement
On June 7, 2004, we, Liberty and certain subsidiaries of Liberty entered into a reorganization agreement to provide for, among other things, the principal corporate transactions required to effect our spin off. Pursuant to the reorganization agreement, Liberty transferred to our company, or caused its subsidiaries to transfer to our company, substantially all of the assets comprising Liberty’s International Group not already held by our company, cash and certain financial assets. The reorganization agreement provides for mutual indemnification obligations, which are designed to make our company financially responsible for substantially all of the liabilities relating to the businesses of Liberty’s International Group prior to the spin off, as well as for all liabilities incurred by our company after the spin off, and to make Liberty financially responsible for all of our potential liabilities which are not related to our businesses, including, for example, liabilities arising as a result of our company having been a subsidiary of Liberty. In addition, the reorganization agreement provides for each of us and Liberty to preserve the confidentiality of all confidential or proprietary information of the other party for three years following the spin off, subject to customary exceptions, including disclosures required by law, court order or government regulation.

III-13

Liberty Services Agreement
On June 7, 2004, we and Liberty entered into a facilities and services agreement pursuant to which Liberty provides our company with specified services and benefits, including:

•	the lease of office space at Liberty’s executive headquarters, including furniture and furnishings and the use of building services;

•	telephone, utilities, technical assistance (including information technology, management information systems, network maintenance and data storage), computers, office supplies, postage, courier service, cafeteria access and other office and administrative services;

•	insurance administration and risk management services;

•	other services typically performed by Liberty’s accounting, treasury, engineering, legal, investor relations and tax department personnel; and

•	such other services as we and Liberty may from time to time mutually determine to be necessary or desirable.

We make payments to Liberty under the Liberty services agreement based upon an annual per-square foot occupancy charge and an allocated portion of Liberty’s personnel costs (taking into account wages and fringe benefits) of the departments expected to provide services to our company. The allocated portion of these personnel costs will be based upon the anticipated percentages of time to be spent by Liberty personnel in each department performing services for our company under the Liberty services agreement. We also reimburse Liberty for direct out-of-pocket costs incurred by Liberty for third party services provided to our company that are not included in our occupancy charge. We and Liberty evaluate all charges for reasonableness semi-annually and make any adjustments to these charges as we mutually agree upon. We paid Liberty approximately $1.325 million in fees under the Liberty services agreement for the period beginning on the date of the spin off and ending on December 31, 2004.
The Liberty services agreement will continue in effect for two years, unless earlier terminated (1) by us at any time on at least 30 days’ prior written notice, (2) by Liberty at any time on at least 180 days’ prior notice, (3) by Liberty upon written notice to us, following certain changes in control of our company or our company being the subject of certain bankruptcy or insolvency-related events, or (4) by us upon written notice to Liberty, following certain changes in control of Liberty or Liberty being the subject of certain bankruptcy or insolvency-related events.

Agreements for Aircraft Joint Ownership and Management
Prior to the spin off, Liberty transferred to our company a 25% ownership interest in two of Liberty’s aircraft. In connection with the transfer, we and Liberty entered into certain agreements pursuant to which, among other things, we and Liberty share the costs of Liberty’s flight department and the costs of maintaining and operating the jointly owned aircraft. Costs are allocated based upon either our and Liberty’s respective usage or ownership of such aircraft, depending on the type of cost. Our allocable share of costs under these agreements amounted to approximately $229,000 for the period beginning on the date of the spin off and ending on December 31, 2004.

Tax Sharing Agreement
Prior to the spin off, we entered into a tax sharing agreement with Liberty that governs Liberty’s and our respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters. References in this summary description of the tax sharing agreement to the terms “tax” or “taxes” mean taxes as well as any interest, penalties, additions to tax or additional amounts in respect of such taxes.
Prior to the spin off, we and our eligible subsidiaries joined with Liberty in the filing of a consolidated return for U.S. federal income tax purposes and also joined with Liberty in the filing of certain consolidated,

III-14

combined, and unitary returns for state, local, and foreign tax purposes. However, for periods (or portions thereof) beginning after the spin off, we no longer join with Liberty in the filing of any federal, state, local or foreign consolidated, combined or unitary tax returns.
Under the tax sharing agreement, except as described below, Liberty is responsible for all U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes our company or one of our subsidiaries, on the one hand, and Liberty or one of its subsidiaries, on the other hand. In addition, except for certain liabilities relating to dual consolidated losses and gain recognition agreements that are described below, Liberty will indemnify us and our subsidiaries against any liabilities arising under its tax sharing agreement with AT&T Corp. We are responsible for all other taxes (including income taxes not reported on a consolidated, combined, or unitary return by Liberty or its subsidiaries) that are attributable to us or one of our subsidiaries, whether accruing before, on or after the spin off. We have no obligation to reimburse Liberty for the use, in any period following the spin off, of a tax benefit created before the spin off, regardless of whether such benefit arose with respect to taxes reported on a consolidated, combined or unitary basis.
Notwithstanding the tax sharing agreement, under U.S. Treasury Regulations, each member of a consolidated group is severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Accordingly, with respect to periods in which we (or our subsidiaries) have been included in Liberty’s, AT&T Corp.’s or Tele-Communications, Inc.’s consolidated group, we (or our subsidiaries) could be liable to the U.S. government for any U.S. federal income tax liability incurred, but not discharged, by any other member of such consolidated group. However, if any such liability were imposed, we would generally be entitled to be indemnified by Liberty for tax liabilities allocated to Liberty under the tax sharing agreement.
Our ability to obtain a refund from a carryback of a tax benefit to a year in which we and Liberty (or any of their respective subsidiaries) joined in the filing of a consolidated, combined or unitary return will be at the discretion of Liberty. Moreover, any refund that we may obtain will be net of any increase in taxes resulting from the carryback for which Liberty is otherwise liable under the tax sharing agreement.
The tax sharing agreement provides that we will enter into a closing agreement with the Internal Revenue Service with respect to unrecaptured dual consolidated losses attributable to us or any of our subsidiaries under Section 1503(d) of the Internal Revenue Code of 1986, as amended (the Code). Moreover, we agreed to be liable for any deemed adjustment to taxes resulting from the recapture of any dual consolidated loss so attributed to us, if such loss is required to be recaptured as a result of one or more specified events described in the U.S. Treasury Regulations occurring after the distribution date. For purposes of the tax sharing agreement, the deemed adjustment to taxes generally will be an amount equal to the recaptured dual consolidated loss multiplied by the highest applicable statutory rate for the applicable taxing jurisdiction, plus interest and any penalties. We must also indemnify and hold harmless Liberty and its subsidiaries against any liability arising under Liberty’s tax sharing agreement with AT&T Corp. with respect to such recaptured dual consolidated loss.
The tax sharing agreement provides that we are liable for any deemed adjustment to taxes resulting from the recognition of gain pursuant to a gain recognition agreement entered into by Liberty (or any parent of a consolidated group of which our company or any of our subsidiaries was formerly a member) in accordance with Treasury Regulations Section 1.367(a)-8(b), but only if the recognition of such gain results in an adjustment to the basis of any property held by our company or any of our subsidiaries. For purposes of the tax sharing agreement, the deemed adjustment to taxes generally will be an amount equal to the gain recognized multiplied by the highest applicable statutory rate for the applicable taxing jurisdiction, plus interest and any penalties. We must also indemnify and hold harmless Liberty and its subsidiaries against any liability arising under its tax sharing agreement with AT&T Corp. with respect to such recognition of gain. However, the amount we are required to indemnify Liberty and its subsidiaries for any deemed adjustment to taxes or any liability arising under Liberty’s tax sharing agreement with AT&T Corp. will be reduced by any amount that Liberty or any of its subsidiaries receives pursuant to any indemnification arrangement with any other person arising from or relating to recognition of gain under such gain recognition agreement.

III-15

To the extent permitted by applicable tax law, we and Liberty will treat any payments made under the tax sharing agreement as a capital contribution or distribution (as applicable) made immediately prior to the spin off, and accordingly, as not includible in the taxable income of the recipient. However, if any payment causes, directly or indirectly, an increase in the taxable income of the recipient (or its affiliates), the payor’s payment obligation will be grossed up to take into account the deemed taxes owed by the recipient (or its affiliates).
We are responsible for preparing and filing all tax returns that include us or one of our subsidiaries other than any consolidated, combined or unitary income tax return that includes us or one of our subsidiaries, on the one hand, and Liberty or one of its subsidiaries, on the other hand, and we have the authority to respond to and conduct all tax proceedings, including tax audits, involving any taxes or any deemed adjustment to taxes reported on such tax returns. Liberty is responsible for preparing and filing all consolidated, combined or unitary income tax returns that include us or one of our subsidiaries, on the one hand, and Liberty or one of its subsidiaries, on the other hand, and Liberty has the authority to respond to and conduct all tax proceedings, including tax audits, relating to taxes or any deemed adjustment to taxes reported on such tax returns. Liberty also has the authority to respond to and conduct all tax proceedings relating to any liability arising under its tax sharing agreement with AT&T Corp. We are entitled to participate in any tax proceeding involving any taxes or deemed adjustment to taxes, or any liabilities under Liberty’s tax sharing agreement with AT&T Corp., for which we are liable under the tax sharing agreement. The tax sharing agreement further provides for cooperation between Liberty and our company with respect to tax matters, the exchange of information and the retention of records that may affect the tax liabilities of the parties to the agreement.
Finally, the tax sharing agreement requires that neither we nor any of our subsidiaries will take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the spin off from qualifying as a tax-free transaction to Liberty and to Liberty’s stockholders as of the record date for the spin off under Section 355 of the Code. Moreover, we must indemnify Liberty and its subsidiaries, officers and directors for any loss, including any deemed adjustment to taxes of Liberty, resulting from (1) such action or failure to act, if such action or failure to act precludes the spin off from qualifying as a tax-free transaction or (2) any breach of any representation or covenant given by us or one of our subsidiaries in connection with the tax opinion delivered to Liberty by Skadden, Arps, Slate, Meagher & Flom LLP and any other tax opinion delivered to Liberty, in each case relating to the qualification of the spin off as a tax-free distribution described in Section 355 of the Code. For purposes of the tax sharing agreement, the deemed adjustment to taxes generally will be an amount equal to the gain recognized by Liberty multiplied by the highest applicable statutory rate for the applicable taxing jurisdiction, plus interest and any penalties.
Transfer of Interests in Cablevisión S.A.
On November 2, 2004, Liberty, VLG Acquisition LLC, Liberty Media International Holdings, LLC (a subsidiary of our company) and Mr. Fred A. Vierra, the then-sole shareholder of VLG Acquisition, entered into an agreement with a third party to transfer to the third party, for aggregate cash consideration of $65 million, all outstanding equity interests in VLG Argentina and all of our indirect rights and obligations pursuant to Cablevisión S.A.’s debt restructuring agreement to contribute $27,500,000 to Cablevisión in exchange for newly issued Cablevisión shares representing approximately 40.0% of Cablevisión’s fully diluted post-restructuring equity. Liberty owned a 78.2% economic and non-voting interest in VLG Argentina, and VLG Acquisition owned a 21.8% economic interest and all of the voting interests in VLG Argentina. VLG Argentina owns a 50% interest in Cablevisión. Of the aggregate consideration deliverable by the third party under this agreement, we were allocated $40.5 million, Liberty was allocated $13.4 million and VLG Acquisition was allocated $11.1 million. Each of us, Liberty and VLG Acquisition received 50% of its allocable amount in November 2004 upon signing of the agreement and the remaining 50% of its allocable amount in March 2005 upon consummation of the transaction.
David J. Leonard is an executive officer of our company, and John H. Gowen is an officer of our company. Prior to joining our company, Messrs. Leonard and Gowen held indirect equity interests in VLG Acquisition, which they sold to Mr. Vierra. In connection with this sale, Messrs. Leonard and Gowen each retained a contractual right to 33% of any proceeds in excess of $100,000 from the sale of VLG Acquisition’s interest in VLG Argentina or from distributions to VLG Acquisition by VLG Argentina in connection with a sale of

III-16

VLG Argentina’s interest in Cablevisión. As a result of these rights, Messrs. Leonard and Gowen each received approximately $3.64 million in cash consideration in connection with the transfer to the third party by VLG Acquisition of its interests in VLG Argentina, as described above.
Interests of Certain Directors and Executive Officers Relating to the Agreement and Plan of Merger with UGC
Certain of our directors and executive officers have the following material interests, that are in addition to or different from those of our public stockholders, relating to the proposed mergers contemplated by the agreement and plan of merger we entered into with UGC on January 17, 2005.

Participation on Board and in Management of Liberty Global
If the proposed mergers are completed, we and UGC will become wholly owned subsidiaries of a new, publicly traded parent company named Liberty Global. John C. Malone, our President, Chief Executive Officer and Chairman of the Board and a director of our company, would become the Chairman of the Board and a director of Liberty Global. Four other directors of our company, David E. Rapley, Larry E. Romrell, J.C. Sparkman and J. David Wargo, would also become directors of Liberty Global. In addition, it is expected that shortly before the completion of the mergers other executive officers of our company will be appointed as executive officers of Liberty Global.

Amendment of Certain Option Agreements
In anticipation of the completion of the proposed mergers, we amended the option award agreements of three of our directors. For information regarding these amendments, please see “Item 11. Executive Compensation — Compensation of Directors” above.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of our 2004 consolidated financial statements and the separate consolidated financial statements of our subsidiaries, including UGC, and fees billed for other services rendered by KPMG LLP and its international affiliates. Fees for KPMG LLP’s international affiliates are largely billed in local currencies, primarily euros. Fees billed in currencies other than U.S. dollars were translated into U.S. dollars at the average exchange rate in effect during 2004. No fees are presented for periods prior to our spin off from Liberty, which occurred on June 7, 2004.

	2004	2003

	(amounts in thousands)
Audit fees(1)	$11,796	N/A
Audit related fees(2)	256	N/A

Audit and audit related fees	12,052	N/A
Tax fees(3)	805	N/A
All other fees	153	N/A

Total fees(4)	$13,010	N/A

(1)	Audit fees include fees for the audit of the consolidated financial statements and fees for professional consultations with respect to accounting issues, services related to reviews of quarterly financial statements, registration statement filings and issuance of consents, statutory audits, audits of internal control over financial reporting and similar matters.

(2)	Audit related fees include fees for due diligence related to potential business combinations and audits of certain employee benefit plans.

III-17

(3)	Tax fees include fees for tax compliance and consultations regarding the tax implications of certain transactions.

(4)	Total fees include $11,996,000 incurred by UGC.

Our audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and does not believe that the provision of such other services is incompatible with KPMG LLP maintaining its independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
Effective August 2, 2004, our audit committee adopted a policy regarding the pre-approval of all audit and certain permissible audit-related and non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide (a) audit services as specified in the policy, including (i) statutory and financial audits of our company and its subsidiaries, (ii) services associated with our registration statements, periodic reports and other documents filed with the SEC such as consents, comfort letters and responses to comment letters, (iii) attestations of management reports on internal controls, and (iv) consultations with management with respect to the accounting or disclosure treatment of transactions or events and the potential impact of final or proposed rules of applicable regulatory and standard setting bodies (when such consultations are considered “audit services” under the SEC rules promulgated pursuant to the Exchange Act), (b) audit-related services as specified in the policy, including (i) due diligence services relating to potential business acquisitions and dispositions, (ii) financial audits of employee benefit plans, (iii) consultations with management with respect to the accounting or disclosure treatment of transactions or events and the potential impact of final or proposed rules of applicable regulatory and standard setting bodies (when such consultations are considered “audit-related services” and not “audit services” under the SEC rules promulgated pursuant to the Exchange Act), (iii) attestation services not required by statute or regulation, (iv) closing balance sheet audits pertaining to dispositions, and (v) assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002; and (c) tax services as specified in the policy, including (i) planning, advice and compliance services in connection with the preparation and filing of U.S. federal, state, local or international taxes, (ii) reviews of federal state, local and international income, franchise and other tax returns, (iii) assistance with tax audits and appeals before the IRS or similar agencies, (iv) tax advice regarding the potential impact of statutory, regulatory or administrative developments, (v) expatriate tax due diligence assistance, (vi) mergers and acquisition tax due diligence assistance and (vii) tax advice and assistance regarding structuring of mergers and acquisitions (all of the foregoing, which we refer to as Pre-Approved Services). Notwithstanding the foregoing general pre-approval, any individual project involving the provision of Pre-Approved Services that is expected to result in fees in excess of $50,000 requires the specific pre-approval of our audit committee. In addition, any engagement of our independent auditors for services other than the Pre-Approved Services requires the specific approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to its chairman. M. LaVoy Robison currently serves as the Chairman of our audit committee. At each audit committee meeting, the Chairman’s approval of services provided by our independent auditors is subject to ratification by the entire audit committee.
Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.
All services provided by our independent auditor subsequent to the adoption of our pre-approval policy were approved in accordance with the terms of the policy.

III-18

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) (1) FINANCIAL STATEMENTS
The financial statements required under this Item begin on page II-38 of this Annual Report.
(a) (2) FINANCIAL STATEMENT SCHEDULES
The financial statement schedules required under this Item are as follows:

UnitedGlobalCom, Inc.
Report of Independent Registered Public Accounting Firm	IV-93
Report of Independent Public Accountants	IV-94
Consolidated Balance Sheets as of December 31, 2003 and 2002	IV-95
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	IV-96
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001	IV-97
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	IV-100
Notes to Consolidated Financial Statements	IV-101
Cordillera Comunicaciones Holding Limitada and Subsidiaries
Report of Independent Registered Public Accounting Firm	IV-154
Consolidated Balance Sheets as of December 31, 2003 and 2004	IV-155
Consolidated Income Statements for the years ended December 31, 2002, 2003 and 2004	IV-156
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	IV-157
Notes to the Consolidated Financial Statements	IV-159
2004 Incentive Plan (As Amended and Restated)
2004 Non-Employee Director Incentive Plan (As Amended and Restated)
2004 Incentive Plan (as Amended and Restated)
2004 Non-Employee Director Incentive Plan (As Amended and Restated)
Consent of KPMG LLP
Consent of KPMG AZSA & Co.
Consent of KPMG AZSA & Co.
Consent of Finsterbusch Pickenhayn Sibille
Consent of KPMG LLP
Consent of KPMG LLP
Consent of Ernst & Young LTDA
Certification of President & CEO
Certification of Senior VP & Treasurer
Certification of Senior VP & Controller
Section 1350 Certification

Fox Pan American Sports, LLC
We indirectly own a 10.6% economic interest in Fox Sports Pan American Sports, LLC (FPAS), a producer of Spanish language television sports programming, and we account for this investment using the equity method of accounting. SEC Rule 3-09 of Regulation S-X requires that we include or incorporate by reference FPAS financial statements in this Annual Report on Form 10-K/A since our investment in FPAS is considered to be significant in the context of Rule 3-09 for the year ended December 31, 2004.
LMI expects to file an amendment to this Annual Report on Form 10-K/A to include the audited consolidated financial statements of FPAS.
(a) (3) EXHIBITS
Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among New Cheetah, Inc. (now known as Liberty Global, Inc.), the Registrant, UnitedGlobalCom, Inc. (“UGC”), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 17, 2005)
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, dated April 2, 2004 (File No. 000-50671) (the “Form 10”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the “Form 10 Amendment”))
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)

4.3	Indenture, dated as of April 6, 2004, between UGC and The Bank of New York (incorporated by reference to Exhibit 4.1 to UGC’s Current Report on Form 8-K, dated April 6, 2004 (File No. 000-496-58) (the “UGC April 2004 8-K”))
4.4	Registration Rights Agreement, dated as of April 6, 2004, between UGC and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the UGC April 2004 8-K)
4.5	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (“UPC Broadband”) and UPC Financing Partnership (“UPC Financing”), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-496-58) (the “UGC 2004 10-K”))
4.6	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-496-58))
4.7	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-496-58))
4.8	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.9	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K
4.10	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.11	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith
10 — Material Contracts:
10.1	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media Corporation (“Liberty”), the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.2	Form of Facilities and Services Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)

10.3	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.4	Form of Tax Sharing Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.5	Form of Credit Facility between Liberty and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.6	Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005)**
10.7	Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (As Amended and Restated Effective April 1, 2005)**
10.8	Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the Registrant’s common stock, dated July 14, 2004 (File No. 005-79904))
10.9	Form of Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005) Non-Qualified Stock Option Agreement**
10.10	Form of Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (As Amended and Restated Effective April 1, 2005) Non-Qualified Stock Option Agreement**
10.11	Liberty Media International, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.12	Description of Director Compensation Policy*
10.13	Form of Indemnification Agreement between the Registrant and its Directors*
10.14	Form of Indemnification Agreement between the Registrant and its Executive Officers*
10.15	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-496-58) (the “UGC 2003 10-K”))
10.16	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.17	2003 Equity Incentive Plan of UGC, effective September 1, 2003 (incorporated by reference to Exhibit 10.9 to the UGC 2003 10-K)
10.18	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty (incorporated by reference to Exhibit 10.23 to the Form 10 Amendment)
10.19	Standstill Agreement between UGC and Liberty, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated January 5, 2004 (File No. 000-496-58))
10.20	Standstill Agreement among UGC, Liberty and the parties named therein, dated January 30, 2002 (terminated except as to (i) UGC’s obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.21)(incorporated by reference to Exhibit 10.9 to UGC’s Registration Statement on Form S-1, dated February 14, 2002 (File No. 333-82776))
10.21	Letter Agreement, dated November 12, 2003, between UGC and Liberty (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated November 12, 2003 (File No. 000-496-58))
10.22	Share Exchange Agreement, dated as of August 18, 2003, among Liberty and the Stockholders of UGC named therein (incorporated by reference to Exhibit 7(j) to Liberty’s Schedule 13D/ A with respect to UGC’s Class A common stock, dated August 21, 2003)
10.23	Amendment to Share Exchange Agreement, dated as of December 22, 2003, among Liberty and the Stockholders of UGC named on the signature pages thereto (incorporated by reference to Exhibit 4.5 to Liberty’s Registration Statement on Form S-3, dated December 24, 2003 (File No. 333-111564))

10.24	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-496-58) (the “UGC July 2004 8-K”))
10.25	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.26	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.27	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant*
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP**
23.2	Consent of KPMG AZSA & Co.**
23.3	Consent of KPMG AZSA & Co.**
23.4	Consent of Finsterbusch Pickenhayn Sibille**
23.5	Consent of KPMG LLP**
23.6	Consent of Ernst & Young LTDA.**
23.7	Information regarding absence of consent of Arthur Andersen LLP**
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer**
31.2	Certification of Senior Vice President and Treasurer**
31.3	Certification of Senior Vice President and Controller**
32 — Section 1350 Certification**

*	Filed with the Registrant’s Form 10-K, dated March 14, 2005

**	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Media Corporation

By	/s/ Bernard G. Dvorak

Bernard G. Dvorak
Senior Vice President and Controller
Dated: April 28, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board, Chief Executive Officer, President and Director	April 28, 2005

/s/ Robert R. Bennett Robert R. Bennett	Vice Chairman	April 28, 2005

/s/ Donne F. Fisher Donne F. Fisher	Director	April 28, 2005

/s/ David E. Rapley David E. Rapley	Director	April 28, 2005

/s/ M. LaVoy Robison M. LaVoy Robison	Director	April 28, 2005

/s/ Larry E. Romrell Larry E. Romrell	Director	April 28, 2005

/s/ J. C. Sparkman J. C. Sparkman	Director	April 28, 2005

/s/ J. David Wargo J. David Wargo	Director	April 28, 2005

/s/ Graham E. Hollis Graham E. Hollis	Senior Vice President and Treasurer (Principal Financial Officer)	April 28, 2005

/s/ Bernard G. Dvorak Bernard G. Dvorak	Senior Vice President and Controller (Principal Accounting Officer)	April 28, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberty Media International, Inc.:
Under date of March 11, 2005, except as to Note 23, which is as of April 27, 2005, we reported on the consolidated balance sheets of Liberty Media International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules I and II in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 23, the consolidated financial statements as of and for the year ended December 31, 2004 have been restated.

KPMG LLP
Denver, Colorado
March 11, 2005, except as to Note 23
which is as of April 27, 2005

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information)
CONDENSED BALANCE SHEET
(Parent Company Only)
amounts in thousands

December 31,
2004

as restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,069,996
Derivative instruments	56,011
Other current assets	621

Total current assets	1,126,628

Investments in consolidated subsidiaries	4,146,985
Property and equipment, at cost	7,597
Accumulated depreciation	(387)

7,210

Total assets	$5,280,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$3,927
Derivative instruments	5,257

Total current liabilities	9,184

Other long-term liabilities	31,133

Total liabilities	40,317

Commitments and contingencies
Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding; 168,514,962 and nil shares at December 31, 2003 and 2004, respectively	1,685
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding; 7,264,300 and nil shares at December 31, 2003 and 2004, respectively	73
Series C common stock, $.01 par value. Authorized 500,000,000 shares; no shares issued at December 31, 2004 or 2003	—
Additional paid-in capital	7,001,635
Accumulated deficit	(1,649,007)
Accumulated other comprehensive loss, net of taxes	14,010
Treasury stock, at cost	(127,890)

Total stockholders’ equity	5,240,506

Total liabilities and stockholders’ equity	$5,280,823

(1)	See note 23 to the accompanying consolidated financial statements of Liberty Media International, Inc.

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information)
CONDENSED STATEMENT OF OPERATIONS
(Parent Company Only)
amounts in thousands

Seven months
ended
December 31,
2004

as restated(1)
Operating costs and expenses:
Selling, general and administrative (SG&A)	$8,535
Stock-based compensation charges	20,382
Depreciation and amortization	387

Operating loss	(29,304)

Other income (expense):
Interest and dividend income	8,673
Realized and unrealized losses on derivative instruments, net	(4,146)
Other income, net	1,465

5,992

Loss before income taxes and equity in income of consolidated subsidiaries, net	(23,312)
Equity in income of consolidated subsidiaries, net	90,443
Income tax benefit	5,763

Net income	$72,894

(1)	See note 23 to the accompanying consolidated financial statements of Liberty Media International, Inc.

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Parent Company Only)
For the seven months ended December 31, 2004

						Accumulated
						other
	Common stock			Additional		comprehensive	Treasury	Total
				paid-in	Accumulated	earnings (loss),	stock,	stockholders’
	Series A	Series B	Series C	capital	deficit	net of taxes	at cost	equity

	amounts in thousands
Balance at June 1, 2004	$1,399	61	—	6,227,851	(1,721,901)	(56,388)	—	4,451,022
Net earnings (as restated)(1)	—	—	—	—	72,894	—	—	72,894
Other comprehensive earnings	—	—	—	—	—	70,398	—	70,398
Adjustment due to issuance of stock by subsidiaries and affiliates and other changes in subsidiary equity, net of taxes	—	—	—	6,049	—	—	—	6,049
Common stock issued in rights offering	283	12	—	735,366	—	—	—	735,661
Stock issued for stock option exercises	3	—	—	11,987	—	—	—	11,990
Repurchase of common stock	—	—	—	—	—	—	(127,890)	(127,890)
Stock-based compensation	—	—	—	20,382	—	—	—	20,382

Balance at December 31, 2004 (as restated)(1)	$1,685	73	—	7,001,635	(1,649,007)	14,010	(127,890)	5,240,506

(1)	See note 23 to the accompanying consolidated financial statements of Liberty Media International, Inc.

LIBERTY MEDIA INTERNATIONAL, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information)
CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Only)
amounts in thousands

Seven months
ended
December 31,
2004

as restated (1)
Cash flows from operating activities:
Net earnings	$72,894
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in income of consolidated subsidiaries, net	(90,443)
Stock-based compensation charges	20,382
Realized and unrealized losses on derivative instruments, net	4,146
Deferred income tax expense	(4,417)
Other noncash items, net	30,582
Changes in operating assets and liabilities
Receivables, prepaids and other	(329)
Payables and accruals	2,242

Net cash provided by operating activities	35,057

Cash flows from investing activities:
Investments in and loans to consolidated subsidiaries, affiliates and others	400,281
Net cash paid to purchase or settle derivative instruments	(35,653)
Other investing activities, net	(36)

Net cash used by investing activities	364,592

Cash flows from financing activities:
Net proceeds received from rights offering	735,661
Treasury stock purchase	(127,890)
Proceeds from stock option exercises	11,990

Net cash provided by financing activities	619,761

Net increase in cash and cash equivalents	1,019,410
Cash and cash equivalents:
Beginning of period	50,586

End of period	$1,069,996

Cash paid for interest	—

Net cash paid for taxes	$4,383

(1)	See note 23 to the accompanying consolidated financial statements of Liberty Media International, Inc.

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

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Statements of Operations
Revenue	$1,891,530	$1,515,021	$1,561,894
Operating expense	(768,838)	(772,398)	(1,062,394)
Selling, general and administrative expense	(493,810)	(446,249)	(690,743)
Depreciation and amortization — Operating expense	(808,663)	(730,001)	(1,147,176)
Impairment of long-lived assets — Operating expense	(402,239)	(436,153)	(1,320,942)
Restructuring charges and other — Operating expense	(35,970)	(1,274)	(204,127)
Stock-based compensation — Selling, general and administrative expense	(38,024)	(28,228)	(8,818)

Operating income (loss)	(656,014)	(899,282)	(2,872,306)
Interest income, including related party income of $985, $2,722 and $35,336, respectively	13,054	38,315	104,696
Interest expense, including related party expense of $8,218, $24,805 and $58,834, respectively	(327,132)	(680,101)	(1,070,830)
Foreign currency exchange gain (loss), net	121,612	739,794	(148,192)
Gain on extinguishment of debt	2,183,997	2,208,782	3,447
Gain (loss) on sale of investments in affiliates, net	279,442	117,262	(416,803)
Provision for loss on investments	—	(27,083)	(342,419)
Other (expense) income, net	(14,884)	(93,749)	76,907

Income (loss) before income taxes and other items	1,600,075	1,403,938	(4,665,500)
Reorganization expense, net	(32,009)	(75,243)	—
Income tax (expense) benefit, net	(50,344)	(201,182)	40,661
Minority interests in subsidiaries, net	183,182	(67,103)	496,515
Share in results of affiliates, net	294,464	(72,142)	(386,441)

Income (loss) before cumulative effect of change in accounting principle	1,995,368	988,268	(4,514,765)
Cumulative effect of change in accounting principle	—	(1,344,722)	20,056

Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)

Earnings per share (Note 20):
Basic net income (loss) per share before cumulative effect of change in accounting principle	$7.41	$2.29	$(41.47)
Cumulative effect of change in accounting principle	—	(3.13)	0.18

Basic net income (loss) per share	$7.41	$(0.84)	$(41.29)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$7.41	$2.29	$(41.47)
Cumulative effect of change in accounting principle	—	(3.12)	0.18

Diluted net income (loss) per share	$7.41	$(0.83)	$(41.29)

Statements of Comprehensive Income
Net income (loss)	$1,995,368	$(356,454)	$(4,494,709)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	61,440	(864,104)	11,157
Change in fair value of derivative assets	10,616	13,443	(24,059)
Change in unrealized gain on available-for-sale securities	97,318	4,029	37,526
Other	(194)	(77)	271

Comprehensive income (loss)	$2,164,548	$(1,203,163)	$(4,469,814)

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B		Class C				Class A		Class B			Accumulated
	Common Stock		Common Stock		Common Stock		Additional		Treasury Stock		Treasury Stock			Other
							Paid-In	Deferred					Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

	(In thousands, except number of shares)
December 31, 2002	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	—	$—	$(6,797,762)	$(1,112,345)	$(4,284,874)
Issuance of Class A common stock for subsidiary preference shares	2,155,905	21	—	—	—	—	6,082	—	—	—	—	—	1,423,102	—	1,429,205
Issuance of Class A common stock in connection with stock option plans	311,454	3	—	—	—	—	1,351	—	—	—	—	—	—	—	1,354
Issuance of Class A common stock in connection with 401(k) plan	58,272	1	—	—	—	—	258	—	—	—	—	—	—	—	259
Issuance of common stock by UGC Europe for debt and other liabilities	—	—	—	—	—	—	966,362	—	—	—	—	—	—	—	966,362
Equity transactions of subsidiaries	—	—	—	—	—	—	(129,904)	1,896	—	—	—	—	6,555	—	(121,453)
Amortization of deferred compensation	—	—	—	—	—	—	—	26,577	—	—	—	—	—	—	26,577
Receipt of common stock in satisfaction of executive loans	—	—	—	—	—	—	—	—	188,792	—	672,316	—	—	—	—
Issuance of Class A common stock in connection with the UGC Europe exchange offer	174,432,647	1,744	—	—	—	—	1,325,103	—	4,780,611	(36,333)	—	—	—	—	1,290,514
Net income	—	—	—	—	—	—	—	—	—	—	—	—	1,995,368	—	1,995,368
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	61,440	61,440
Change in fair value of derivative assets	—	—	—	—	—	—	—	—	—	—	—	—	—	10,616	10,616
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	97,318	97,318
Amortization of cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	(194)	(194)

December 31, 2003	287,350,970	$2,873	8,870,332	$89	303,123,542	$3,031	$5,852,896	$—	12,373,643	$(70,495)	672,316	$—	$(3,372,737)	$(943,165)	$1,472,492

     Accumulated Other Comprehensive Income (Loss)

	December 31,

	2003	2002

	(In thousands)
Foreign currency translation adjustments	$(1,057,074)	$(1,118,514)
Fair value of derivative assets	—	(10,616)
Other	113,909	16,785

Total	$(943,165)	$(1,112,345)

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Series C		Series D		Class A		Class B		Class C							Other
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Additional		Treasury Stock			Comprehensive
											Paid-In	Deferred			Accumulated	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	(Loss)	Total

	(In thousands, except number of shares)
Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,134	$190	—	$—	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)
Accrual of dividends on Series B, C and D convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(156)	—	—	—	(4,018)	—	(4,174)
Merger/reorganization transaction	(425,000)	(425,000)	(287,500)	(287,500)	11,628,674	116	(10,156,802)	(101)	21,835,384	218	770,448	—	(35,708)	923	—	—	59,104
Issuance of Class C common stock for financial assets	—	—	—	—	—	—	—	—	281,288,158	2,813	1,396,469	—	—	—	—	—	1,399,282
Issuance of Class A common stock in exchange for remaining interest in Old UGC	—	—	—	—	600,000	6	—	—	—	—	(6)	—	—	—	—	—	—
Issuance of Class A common stock in connection with 401(k) plan	—	—	—	—	121,813	1	—	—	—	—	340	—	—	—	—	—	341
Equity transactions of subsidiaries and other	—	—	—	—	—	—	—	—	—	—	(21,395)	12,794	—	—	—	—	(8,601)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	32,918	—	—	—	—	32,918
Purchase of treasury shares	—	—	—	—	—	—	—	—	—	—	—	—	1,835,000	(5,101)	—	—	(5,101)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(356,454)	—	(356,454)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(864,104)	(864,104)
Change in fair value of derivative assets	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,443	13,443
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,029	4,029
Amortization of cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(77)	(77)

Balances, December 31, 2002	—	$—	—	$—	110,392,692	$1,104	8,870,332	$89	303,123,542	$3,031	$3,683,644	$(28,473)	7,404,240	$(34,162)	$(6,797,762)	$(1,112,345)	$(4,284,874)

The accompanying notes are an integral part of these consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Series C		Series D		Class A		Class B							Other
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Additional		Treasury Stock			Comprehensive
									Paid-In	Deferred			Accumulated	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Deficit	(Loss)	Total

	(In thousands, except number of shares)
Balances, December 31, 2000	425,000	$425,000	287,500	$287,500	83,820,633	$838	19,221,940	$192	$1,531,593	$(117,136)	5,604,948	$(29,984)	$(1,892,706)	$(290,531)	$(85,234)
Exchange of Class B common stock for Class A common stock	—	—	—	—	194,806	2	(194,806)	(2)	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with stock option plans and 401(k) plan	—	—	—	—	76,504	1	—	—	386	—	—	—	—	—	387
Issuance of Class A common stock for cash	—	—	—	—	11,991,018	120	—	—	19,905	—	—	—	—	—	20,025
Accrual of dividends on Series B, C and D convertible preferred stock	—	14,875	—	10,063	—	—	—	—	(1,873)	—	—	—	(49,875)	—	(26,810)
Issuance of Class A common stock in lieu of cash dividends on Series C and D convertible preferred stock	—	(14,875)	—	(10,063)	1,959,244	20	—	—	24,918	—	—	—	—	—	—
Equity transactions of subsidiaries and others	—	—	—	—	—	—	—	—	(29,122)	22,159	—	—	—	—	(6,963)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	(1,292)	20,792	—	—	—	—	19,500
Loans to related parties, collateralized with common shares and options	—	—	—	—	—	—	—	—	(6,571)	—	—	—	—	—	(6,571)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,494,709)	—	(4,494,709)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	11,157	11,157
Change in fair value of derivative assets	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,059)	(24,059)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	37,526	37,526
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	523	523
Amortization of cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	(252)	(252)

Balances, December 31, 2001	425,000	$425,000	287,500	$287,500	98,042,205	$981	19,027,134	$190	$1,537,944	$(74,185)	5,604,948	$(29,984)	$(6,437,290)	$(265,636)	$(4,555,480)

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Cordillera Comunicaciones Holding Limitada:
We have audited the accompanying consolidated balance sheets of Cordillera Comunicaciones Holding Limitada and subsidiaries (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cordillera Comunicaciones Holding Limitada and Subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in Chile, which differ in certain respects from accounting principles generally accepted in the United States of America (see Note 27 to the consolidated financial statements).

ERNST & YOUNG LTDA.
Santiago, February 25, 2005

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Consolidated Balance Sheets
for the years ended December 31
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

	As of December 31,

	2003	2004	2004

	ThCh$	ThCh$	ThUS$
			Note 2(e)
ASSETS
CURRENT ASSETS
Cash	210,523	211,672	380
Time deposits (Note 3)	6,936,432	4,033,512	7,236
Trade receivables, net (Note 4)	2,580,504	2,022,823	3,629
Notes receivable (Note 4)	92,652	114,250	205
Miscellaneous receivables (Note 4)	2,673,926	1,426,134	2,559
Notes and accounts receivable from related companies (Note 5)	232,509	228,921	411
Recoverable income taxes, net (Note 6)	76,634	79,553	143
Prepaid expenses (Note 7)	988,849	631,278	1,133
Deferred income taxes net (Note 6)	1,375,702	1,505,421	2,701

Total current assets	15,167,731	10,253,564	18,397

PROPERTY, PLANT AND EQUIPMENT (Note 8)
Land	500,019	500,019	897
Buildings and other infrastructure	118,466,606	120,942,228	216,976
Machinery and equipment	12,044,082	13,453,463	24,136
Furniture and fixtures	4,126,938	4,380,580	7,859
Other property, plant and equipment	15,092,271	14,424,263	25,878
Less: Accumulated depreciation	(34,686,655)	(44,929,770)	(80,602)

Property, plant and equipment, net	115,543,261	108,770,783	195,144

OTHER ASSETS
Investment in other companies, net (Note 9)	233,512	225,341	403
Goodwill, net (Note 10)	62,349,750	58,057,299	104,156
Intangibles, net	1,711,696	1,539,410	2,761
Deferred income taxes, net (Note 6)	8,349,411	9,536,666	17,109
Other assets (Note 11)	11,585,426	10,682,574	19,164

Total other assets	84,229,795	80,041,290	143,593

TOTAL ASSETS	214,940,787	199,065,637	357,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Banks and financial institutions, short-term (Note 12)	—	59,325	106
Banks and financial institutions, current portion (Note 12)	7,631,787	7,587,230	13,612
Accounts payable (Note 13)	9,258,399	7,289,371	13,077
Notes payable (Note 14)	12,133	12,193	22
Miscellaneous payables (Note 15)	1,041,968	14,508,434	26,029
Notes and accounts payable to related companies (Note 5)	753,025	11,893,748	21,338
Provisions and withholdings (Note 16)	1,297,142	1,432,338	2,570
Unearned revenues (Note 17)	736,997	680,687	1,221
Deferred taxes (Note 6)	161,459	—	—
Other current liabilities (Note 18)	4,292,744	842,019	1,511

Total current liabilities	25,185,654	44,305,345	79,486

LONG-TERM LIABILITIES
Banks and financial institutions, non-current portion (Note 12)	30,246,442	22,650,889	40,637
Long-term notes payables (Note 15)	14,761,670	—	—
Notes and accounts payable to related companies (Note 5)	—	872,688	1,566
Deferred taxes (Note 6)	3,204,918	3,015,508	5,410
Other long-term liabilities	375,491	314,247	564
Deferred gains (Note 19)	1,474,427	1,400,705	2,513

Total long-term liabilities	50,062,948	28,254,037	50,690

Minority interest	4,131,190	3,670,536	6,585
Commitments and contingencies (Note 24)	—	—	—
SHAREHOLDERS’ EQUITY (Note 20)
Paid-in capital	205,865,408	205,865,408	369,332
Price-level restatement	1,852,790	1,852,790	3,324
Accumulated deficit	(58,374,521)	(72,157,203)	(129,451)
Net loss for the year	(13,782,682)	(12,725,276)	(22,832)

Total Shareholders’ equity	135,560,995	122,835,719	220,373

Total Liabilities and Shareholders’ equity	214,940,787	199,065,637	357,134

The accompanying notes are an integral part of these consolidated financial statements.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Consolidated Income Statements
for the years ended December 31
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

	For the Years Ended December 31,

	2002	2003	2004	2004

	ThCh$	ThCh$	ThCh$	ThUS$
				Note 2(e)
OPERATING INCOME
Operating revenue	47,911,196	46,100,072	45,547,636	81,714
Operating costs	(43,594,223)	(39,034,899)	(39,864,637)	(71,519)

Operating margin	4,316,973	7,065,173	5,682,999	10,195

Administrative and selling expenses	(15,958,113)	(14,279,993)	(14,328,858)	(25,707)

Operating loss	(11,641,140)	(7,214,820)	(8,645,859)	(15,512)

NON-OPERATING INCOME
Financial revenue	372,907	218,122	59,530	107
Other non-operating income	58,583	306,224	416,010	746
Financial expenses	(2,431,445)	(2,708,735)	(2,335,803)	(4,191)
Other non-operating expenses (Note 21)	(1,567,912)	(1,129,243)	(410,524)	(736)
Goodwill amortization (Note 10)	(4,207,744)	(4,289,132)	(4,225,945)	(7,582)
Price-level restatement, net (Note 22)	294,056	75,810	349,259	627
Foreign currency translation (Note 22)	(974,908)	(1,296,437)	(213,322)	(383)

Non-operating loss	(8,456,463)	(8,823,391)	(6,360,795)	(11,412)

Loss before taxes and minority interest	(20,097,603)	(16,038,211)	(15,006,654)	(26,924)

Tax benefit (Note 6)	2,449,618	2,088,982	1,820,722	3,267
Minority interest	88,679	166,547	460,656	825

Net loss for the year	(17,559,306)	(13,782,682)	(12,725,276)	(22,832)

The accompanying notes are an integral part of these consolidated financial statements.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

	For the Years Ended December 31,

	2002	2003	2004	2004

	ThCh$	ThCh$	ThCh$	ThUS$
				Note 2(e)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(17,559,306)	(13,782,682)	(12,725,276)	(22,832)
Charges (credits) to income that do not represent cash flows
Depreciation	8,764,859	9,748,814	10,296,535	18,471
Software and other amortization	321,353	448,062	686,750	1,232
Amortization of residential cable TV installations	2,833,638	3,621,253	4,252,345	7,629
Other current amortization	—	(14,227)	(71,300)	(128)
Loss on sale of fixed assets	—	32,309	25,036	46
Deferred taxes	(2,622,653)	(2,056,674)	(1,810,281)	(3,247)
Write-offs	675,653	290,492	276,638	496
Allowance for doubtful accounts	3,113,675	1,263,257	1,005,935	1,805
Vacation accrual	169,081	157,742	139,771	251
Valuation and obsolescence provision	130,627	144,568	—	—
Goodwill amortization	4,207,744	4,289,132	4,225,945	7,582
Price-level restatement	(294,056)	(75,810)	(349,259)	(627)
Foreign Currency Translation	974,908	1,296,437	213,322	383
Accrued interest	915,808	856,174	—	—
Investment price level restatement	320,720	(198,421)	39,646	71
Unrealised gain (loss) on forward operations	859,354	300,314	(3,587,789)	(6,437)
Other	(106,523)	(101,597)	(74,159)	(133)
Decrease (increase) in Assets
Trade receivables, net	(3,725,551)	(10,629)	(448,254)	(804)
Miscellaneous receivables	(707,723)	(943,853)	1,222,435	2,193
Notes and accounts receivable from related parties	116,186	113,671	(1,058)	—
Income taxes recoverable, net	842,846	10,498	(2,919)	(5)
Prepaid expenses	1,522,124	(109,591)	66,394	119
Other current assets, net	409,755	—	—	—
(Decrease) increase in Liabilities
Accounts and notes payable	(3,925,898)	(3,871,445)	(2,083,614)	(3,738)
Miscellaneous payables	(9,918)	725,923	(1,092,492)	(1,960)
Accrued liabilities and withholdings	270,724	(55,487)	150,899	271
Notes and accounts payable to related parties	816,683	(647,855)	124,655	224
Unearned revenues	475,007	(112,226)	(56,310)	(101)
Other current liabilities	—	313,475	137,064	246
Short-term bank obligations	—	—	59,325	106
Minority interest	(88,678)	(166,547)	(396,710)	(712)

	For the Years Ended December 31,

	2002	2003	2004	2004

	ThCh$	ThCh$	ThCh$	ThUS$
				Note 2(e)
Total cash flows provided from (used in) operating activities	(1,299,561)	1,465,077	223,274	401

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of subsidiary shares	—	5,047,718	—	—
Loan proceeds	18,365,974	—	11,900,000	21,349
Related company proceeds	—	2,612	—	—
Other payments to related companies	—	(7,289)	—	—
Payments for bank obligations	—	(63,068)	(7,421,738)	(13,315)

Total cash flows from financing activities	18,365,974	4,979,973	4,478,262	8,034

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property, plant and equipment	—	206,299	33,663	60
Purchase of property, plant and equipment	(3,687,334)	(8,420,557)	(4,039,429)	(7,247)
Purchase of software and licenses	(381,386)	(453,475)	(508,737)	(913)
Additions to residential Cable TV installations	(4,533,873)	(3,505,310)	(2,915,939)	(5,231)

Total cash flows used in investing activities	(8,602,593)	(12,173,043)	(7,430,442)	(13,331)

Total net cash flow for the year	8,463,820	(5,727,993)	(2,728,906)	(4,896)
Effect of inflation on cash and cash equivalents	(445,612)	(129,719)	(172,865)	(310)

Increase (decrease) of cash and cash equivalents during the year	8,018,208	(5,857,712)	(2,901,771)	(5,206)
Cash and cash equivalents at the beginning of the year	4,986,459	13,004,667	7,146,955	12,822

Cash and cash equivalents at the end of the year	13,004,667	7,146,955	4,245,184	7,616

The accompanying notes are an integral part of these consolidated financial statements.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 1.	The Company:
Cordillera Comunicaciones Holding Limitada (the “Company”) was incorporated on December 31, 1994. On that date, the founders of the Company contributed 100% of the shares of cable television systems serving the communities of Santiago, Temuco, Viña del Mar, Valdivia, Puerto Montt, Puerto Varas and Los Angeles, Chile. This contribution resulted in dissolution of the underlying companies, with the Company assuming all of the assets and liabilities of the predecessor companies. Included in the assets of the predecessor companies are cash, property, plant and equipment and certain organizational costs contributed by the founders to the various companies prior to their dissolution.

Note 2.	Significant Accounting Policies:

(a)	General:
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in Chile and the regulations established by the SVS (collectively “Chilean GAAP”). Certain accounting practices applied by the Company that conform with generally accepted accounting principles in Chile do not conform with generally accepted accounting principles in the United States (“U.S. GAAP”). A reconciliation of Chilean GAAP to U.S. GAAP is provided in Note 27. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.
The preparation of financial statements in conformity with Chilean GAAP, along with the reconciliation to U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In certain cases generally accepted accounting principles require that assets or liabilities be recorded or disclosed at their fair values. The fair value is the amount at which an asset could be bought or sold or the amount at which a liability could be incurred or settled in a current transaction between willing parties, other than in a forced or liquidation sale. Where available, quoted market prices in active markets have been used as the basis for the measurement; however, where quoted market prices in active markets are not available, the Company has estimated such values based on the best information available, including using modeling and other valuation techniques.
The accompanying financial statements reflect the consolidated operations of Cordillera Comunicaciones Holding Limitada and subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company consolidates the financial statements of companies in which it controls over 50% of the voting shares.
The Company consolidates the following subsidiaries:

	2002	2003	2004

	%	%	%
Pacific Televisión Limitada	99.5	99.5	99.5
Metrópolis Intercom S.A.	99.5	95.1	95.1
Cordillera Comunicaciones Limitada	99.5	99.5	99.5

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

(b)	Periods covered:
These financial statements reflect the Company’s financial position of its balance sheet as of December 31, 2003 and 2004 and its operating results and its cash flows for the years ended December 31, 2002, 2003 and 2004.

(c)	Price-level restatement:
The Company’s financial statements have been restated to reflect the effects of variations in the purchasing power of Chilean pesos during the year. For this purpose non-monetary assets and liabilities, equity and income statement accounts have been restated in terms of year-end constant pesos based on the change in the Chilean consumer price index during the years ended December 31, 2002, 2003 and 2004 at 3.0%, 1.0% and 2.5%, respectively.

(d)	Assets and liabilities denominated in foreign currency:
Balances in foreign currencies have been translated into Chilean Pesos at the Observed Exchange Rate as reported by the Central Bank of Chile as follows:

	As of December 31

	2002	2003	2004

	Ch$	Ch$	Ch$
U.S. Dollar	718.61	593.8	557.4
Unidad de Fomento	16,744.12	16,920.00	17,317.05
Transactions in foreign currencies are recorded at the exchange rate prevailing when the transactions occur. Foreign currency balances are translated at the exchange rate prevailing at the month end.

(e)	Convenience translation to U.S. Dollars:
The Company maintains its accounting records and prepares its financial statements in Chilean pesos. The United States dollar amounts disclosed in the accompanying financial statements are presented solely for the convenience of the reader and have been translated at the closing exchange rate of Ch$557.40 per US$1 as of December 31, 2004. This translation should not be construed as representing that the Chilean peso amounts actually represent or have been, or could be, converted into United States dollars at that exchange rate or at any other rate of exchange.

(f)	Time deposits:
This account corresponds to fixed term deposits in Chilean pesos, which are recorded at cost, plus inflation-indexation and accrued interest at year end.

(g)	Marketable securities:
This account corresponds to investments in mutual funds, which are presented at their redemption value at the end of each accounting period.

(h)	Trade receivables:
Trade receivables include sales of advertising and rendering of monthly cable television service. This balance is stated net of an allowance for uncollectible receivables. The allowance was determined by considering 100% of

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
the receivables from subscribers who are connected to the Company’s network and are over three months past due, and specifically identified debtors who have been disconnected from the Company’s network or are in the process of being disconnected.

(i)	Prepaid expenses:
Program costs, movies, series and documentaries, are capitalized and charged to expense when broadcasted or are amortized over the term of the contract, whichever is greater.

(j)	Property, plant and equipment:
Property, plant and equipment are stated at their acquisition value and are price-level restated. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets, which are as follows:

Years

Buildings and other infrastructure	20 - 38
Machinery and equipment	7 - 10
Furniture and equipment	5 - 10
Other	5 - 7
The Company depreciates its fiber optic external network using a progressive method based on the projected number of subscribers per product line.

(k)	Leased assets:
The Company has entered into financing lease agreements for property, plant and equipment, which include options to purchase at the end of the term of the agreement. These assets are not legally owned by the Company and cannot be freely disposed of until the purchase option is exercised. These assets are shown at the present value of the contract, determined by discounting the value of the installments and the purchase option at the interest rate established in the respective agreement.

(l)	Software:
The cost of the computer applications purchased from external vendors needed for managing the Company’s business is amortized using the straight-line method over an estimated useful life of four years. For the years ended December 31, 2002, 2003 and 2004 amortization charged to income amounted to ThCh$321,353, ThCh$448,062 and ThCh$686,750, respectively.

(m)	Investment in other companies:
Investments in other companies are recorded at the lower of cost adjusted by price–level restatement or market value.

(n)	Goodwill:
Goodwill is calculated as the excess of the purchase price of cable television operations acquired over their net book value and is amortized on a straight-line basis over 20 years.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

(o)	Other assets:
Other assets primarily consist of deferred costs of Cable TV residence installations or drops, which are amortized over their remaining estimated useful life which is estimated as 5 years. For the years ended December 31, 2002, 2003 and 2004 the amount amortized was ThCh$2,833,638, ThCh$3,621,253 and ThCh$4,252,345 respectively.

(p)	Accrued vacation expense:
In accordance with Technical Bulletin No. 47 issued by the Chilean Association of Accountants, employee vacation expenses are recorded on the accrual basis.

(q)	Revenue recognition and unearned revenues:
Revenues from cable subscriptions are recognized during the month that the services are to be performed and revenues from advertising are recognized when the advertising is broadcast. Unearned revenues relate to advance billing on advertising contracts, which have not yet been broadcast. As of December 31, 2003 and 2004, deferred revenues were ThCh$736,997 and ThCh$680,687, respectively.

(r)	Current and deferred income taxes:
Deferred income taxes are recorded based on timing differences between accounting and taxable income. As a transitional provision, a contra asset or liability has been recorded offsetting the effects of the deferred tax assets and liabilities not recorded prior to January 1, 2000. Such contra asset or liability amounts must be amortized to income over the estimated average reversal periods corresponding to the underlying temporary differences to which the deferred tax asset or liability relates calculated using the tax rates to be in effect at the time of reversal.

(s)	Financial derivatives:
As of December 31, 2003, the Company maintained investments in forward contracts in order to hedge future payments related to liabilities denominated in U.S. dollars. Gains and losses on forward contracts were recorded at the closing spot exchange rate. Furthermore, gains or losses related to anticipated transactions were deferred and recorded net in other current assets or liabilities, until the sale date of the contracts.
The contracts held by the Company as of December 31, 2004 are investment contracts which are recorded at their fair values using the year-end spot exchange rate while the results are recognized in the Income Statement.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

(t)	Cash and cash equivalents:
Cash and cash equivalents are comprised of cash, time deposits, repurchase agreements and marketable securities with a remaining maturity of 90 days or less as of each year-end. The detail of cash and cash equivalents as of December 31, 2003 and 2004 is as follows:

	2003	2004

	ThCh$	ThCh$
Cash	210,523	211,672
Time deposits	6,936,432	4,033,512

Total	7,146,955	4,245,184

Note 3.	Time Deposits:
The detail of Time Deposits as of December 31, 2003 and 2004 is as follows:

2003:

Financial		Interest	Capital	Final
Institution	Currency	Rate	balance	Balance

			ThCh$	ThCh$
Banco BCI	Chilean Pesos	0.20%	1,064,668	1,064,738
Banco Santander-Santiago	Chilean Pesos	0.27%	928,240	931,165
Banco Santander-Santiago	Chilean Pesos	0.25%	2,050,000	2,054,783
Banco Santander-Santiago	Chilean Pesos	0.25%	1,121,760	1,124,378
Banco Santander-Santiago	Chilean Pesos	0.22%	824,100	825,308
Banco Corpbanca-Santiago	Chilean Pesos	0.23%	935,415	936,060

Total			6,924,183	6,936,432

2004:

Financial		Interest	Capital	Final
Institution	Currency	Rate	balance	Balance

			ThCh$	ThCh$
Banco BCI	Chilean Pesos	0.20%	1,450,000	1,450,097
Banco Santander-Santiago	Chilean Pesos	0.18%	704,500	705,092
Banco Santander-Santiago	Chilean Pesos	0.27%	817,093	817,460
Banco Santander-Santiago	Chilean Pesos	0.18%	1,060,800	1,060,863

Total			4,032,393	4,033,512

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 4.	Trade, Notes, and Miscellaneous Receivables:
The detail of Trade receivables as of December 31, 2003 and 2004 is as follows:

	2003	2004

	ThCh$	ThCh$
Cable Services	7,111,253	7,637,629
Invoiced advertising receivable	1,767,767	1,525,687

Sub-total	8,879,020	9,163,316

Allowance for doubtful accounts-cable services monthly services	(6,165,459)	(7,019,201)
Allowance for doubtful accounts on advertisement	(133,057)	(121,292)

Total allowance for doubtful accounts	(6,298,516)	(7,140,493)

Total	2,580,504	2,022,823

									Long-term
	Short-term Receivables								Receivables

			More than 90 days and				Total Short-term		Total Long-term
	Up to 90 days		up to 1 Year		Subtotal		Receivables (net)		Receivables

	2003	2004	2003	2004	2003	2004	2003	2004	2003	2004

	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$
Trade receivable	2,580,504	2,022,823	6,298,516	7,140,493	8,879,020	9,163,316	2,580,504	2,022,823	—	—
Allowances for doubtful accounts	—	—	(6,298,516)	(7,140,493)	(6,298,516)	(7,140,493)	—	—
Notes receivable	92,652	114,250	190,395	197,923	283,047	312,173	92,652	114,250	—	—
Allowances for doubtful accounts	—	—	(190,395)	(197,923)	(190,395)	(197,923)	—	—	—	—
Miscellaneous Receivables	2,673,926	1,426,134	90,842	102,346	2,764,768	1,528,480	2,673,926	1,426,134	—	—
Allowances for doubtful accounts	—	—	(90,842)	(102,346)	(90,842)	(102,346)	—	—	—	—

Total	5,347,082	3,563,207	—	—	5,347,082	3,563,207	5,347,082	3,563,207	—	—

Changes in allowances for doubtful accounts for the years ended December 31, 2002, 2003 and 2004 are as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Beginning balance	2,149,165	5,262,840	6,579,753
Charged to expense	3,007,655	1,232,446	1,005,935
Other	106,020	84,467	(144,926)

Ending balance	5,262,840	6,579,753	7,440,762

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Miscellaneous receivables as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Raw materials	294,580	94,147
Advances to suppliers	412,515	120,254
Advances to employees	4,782	23,494
Receivables from cable services	1,070,971	733,776
Receivables from advertising rights	206,661	—
Network receivables	512,093	199,331
Receivables from Intercom communications	34,672	—
Other receivables	137,652	255,132

Total	2,673,926	1,426,134

Note 5.	Balances and Transactions with Related Companies:
(a) Short-term notes and accounts receivable from related companies as of December 31, 2003 and 2004 are as follows:

		Short-term
Identification
Number	Company	2003	2004

		ThCh$	ThCh$
86.547.900-K	S.A. Viña Santa Rita	14,797	1,568
79.952.350-7	Red Televisiva Megavisión S.A.	1,245	185
96.539.380-3	Ediciones Financieras S.A.	—	225
Foreign Entity	Crown Media	25,983	41,105
Foreign Entity	Bresnan Communications de Chile S.A.	190,484	185,838

Total		232,509	228,921

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
(b) Notes and accounts payable to related companies as of December 31, 2003 and 2004 are as follows:

		Short-term		Long-term
Identification
Number	Company	2003	2004	2003	2004

		ThCh$	ThCh$	ThCh$	ThCh$
83.032.100-4	S.y C. Hendaya S.A.	—	2	—	—
Foreign Entity	Bresnan Communications Company Ltd partnership	173,051	158,481	—	—
86.547.900-K	S.A. Viña Santa Rita	24,654	1,140	—	—
79.952.350-7	Red Televisiva Megavisión S.A.	64,769	182,566	—	—
Foreign Entity	Pramer	30,432	66,311	—	—
Foreign Entity	Crown Media	69,994	2,669	—	—
Foreign Entity	Discovery	356,059	300,790	—	—
Foreign Entity	DMX	8,746	10,101	—	—
Foreign Entity	USA Network	25,320	6,750	—	—
Foreign Entity	Liberty Media International, Inc.	—	6,018,813	—	—
90.331.006-6	Cristal Chile S.A.	—	5,146,125	—	872,688

Total		753,025	11,893,748	—	872,688

(c) Transaction with related companies during the years ended December 31, 2002, 2003 and 2004 are as follows:

							Net Effect in Income Statement
				Transactions			Gain (Loss)

Company	RUT	Relationship		2002	2003	2004	2002	2003	2004

				ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$
S.A. Viña Santa Rita	86.547.900-K	Indirect	Advertising Contract	15,848	19,739	9,447	15,461	19,739	9,447
			Sale of Products	—	28,088	958	—	(7,809)	(958)
Red Televisiva Megavisión S.A.	79.952.350-7	Indirect	Advertising Contract	—	1,543	25,500	—	1,543	25,500
Red Televisiva Megavisión S.A.	79.952.350-7	Indirect	Advertising Contract	330,831	208,126	508,456	322,762	(208,126)	(508,456)
	79.952.350-8	Indirect	Loans receivable	—	—	—	1,009	—
Ediciones Financieras	96.539.380-3	Indirect	Advertising Contract	—	83,279	26,035	—	(83,279)	(26,035)
			Advertising Contract	—	64,877	—	—	64,877	—
			Advertising Contract	—	—	128	—	—	128
Pramer	Foreign entity	Indirect	Programming Signals	—	84,488	230,673	—	(84,488)	(230,673)
Discovery	Foreign entity	Indirect	Programming Signals	1,705,076	1,490,038	1,374,604	1,705,076	(1,490,383)	(1,374,604)
DMX	Foreign entity	Indirect	Programming Signals	11,151	44,385	1,532	11,151	(44,385)	(1,532)
CROWN MEDIA	Foreign entity	Indirect	Programming Signals	215,016	211,219	40,713	(318,541)	(211,219)	(40,713)
Liberty Media International, Inc.	Foreign entity	Stockholder	Short-term loans	—	—	6,018,813	—	—	—
Cristal Chile S.A.		Stockholder	Short-term loans	—	—	6,018,813	—	—	—

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 6.	Income Taxes and Deferred Taxes:

a) Income taxes recoverable
As of December 31, 2003 and 2004, the Company had the following income taxes recoverable:

	2003	2004

	ThCh$	ThCh$
Current income taxes and Article 21	(4,777)	(2,213)
Monthly income tax installments	11,565	11,283
Credit for training expenses	67,821	68,459
Credit value-added tax	2,025	2,024

Total	76,634	79,553

b) Income taxes
Income tax benefits for the years ended December 31, 2002, 2003, and 2004 are as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Credit for absorbed earnings	(167,509)	—	—
Deferred income taxes	2,622,653	2,093,759	1,822,935
First category tax provision	(5,526)	(4,777)	(2,213)

Total	2,449,618	2,088,982	1,820,722

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

c) Deferred Income Taxes:
In accordance with Technical Bulletin No. 60 issued by the Chilean Association of Accountants on deferred income taxes, the Company has recorded deferred taxes for temporary differences as follows:

	As of December 31, 2003				As of December 31, 2004

	Assets		Liabilities		Assets		Liabilities

	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term

Allowance for doubtful accounts	1,105,571	—	—	—	1,247,088	—	—	—
Goods and services provision	16,665	—	—	—	35,240	—	—	—
Assets provision	—	308,839	—	—	—	348,334	—	—
Unearned revenues	182,172	—	—	—	146,889	—	—	—
Vacation provision	71,294	—	—	—	76,204	—	—	—
Accumulated depreciation	—	3,630	—	—	—	4,174	—	—
Forward contracts	—	—	(161,459)	—	—	—	—	—
Tax loss carry forwards(1)	—	14,755,016	—	—	—	15,898,544	—	—
Trademarks	—	—	—	—	—	—	—	—
Leasing	—	58,022	—	(65,889)	—	61,298	—	(71,751)
Goodwill	—	—	—	(3,052,475)	—	—	—	(2,780,206)
Trademark rights		2,424	—	—	—	2,836	—	—
Software	—	—	—	(289,160)	—	—	—	(260,283)
Leased installations	—	—	—	(128,829)	—	—	—	(124,575)
Difference of accelerated depreciation	—	—	—	(2,294,439)	—	—	—	(2,141,979)
Other	—	—	—	—	—	—	—	—
Complementary account	—	(6,778,520)	—	2,625,874	—	(6,778,520)	—	2,363,286

Total	1,375,702	8,349,411	(161,459)	(3,204,918)	1,505,421	9,536,666	—	(3,015,508)

In accordance with Law No. 19,753, the corporate income tax rate increased to 16.5% for the year 2003 and increased to 17% for the year 2004 and thereafter.

(1)	In accordance with the current enacted tax law in Chile, accumulated tax losses can be carried-forward indefinitely.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Note 7.     Prepaid Expenses:
Prepaid expenses as of December 31, 2003 and 2004 are follows:

	2003	2004

	ThCh$	ThCh$
Programming rights	24,874	20,926
Advertising rights	180,839	173,657
Prepaid transmission post usage rights	378,272	13,544
Prepaid rent	15,922	9,789
System maintenance services	—	60,509
Rental space for fiber optics	196,800	192,000
Other	192,142	160,853

Total	988,849	631,278

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 8.	Property, Plant and Equipment:
Property, Plant and Equipment as of December 31, 2003 and 2004 are as follows:

	December 31, 2003			December 31, 2004

		Accumulated			Accumulated
	Gross Value	Depreciation	Depreciation	Gross Value	Depreciation	Depreciation

	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$
Land	500,019	—	—	500,019	—	—

Total Land	500,019	—	—	500,019	—	—

Buildings and construction:
Buildings	129,330	(25,150)	(3,317)	129,331	(43,311)	(4,490)
External Networks	115,016,029	(18,826,777)	(6,092,788)	117,426,344	(25,122,856)	(6,296,079)
Head Installations	1,611,503	(784,885)	(102,687)	1,629,638	(897,113)	(112,229)
Equipment Hub	1,709,744	(98,553)	(44,585)	1,756,915	(184,391)	(85,837)

Total buildings and construction	118,466,606	(19,735,365)	(6,243,377)	120,942,228	(26,247,671)	(6,498,635)

Machinery and Equipment	12,044,082	(7,284,298)	(1,488,070)	13,453,463	(9,011,896)	(1,727,597)

Total machinery and equipment	12,044,082	(7,284,298)	(1,488,070)	13,453,463	(9,011,896)	(1,727,597)

Office furniture and fixtures	4,126,938	(2,825,005)	(502,389)	4,380,580	(3,281,016)	(469,760)

Total office furniture and fixtures	4,126,938	(2,825,005)	(502,389)	4,380,580	(3,281,016)	(469,760)

Other property, plant and equipment:
Vehicles	650,300	(451,829)	(118,173)	601,342	(492,286)	(93,794)
Tools and instruments	156,390	(64,252)	(27,247)	170,301	(95,478)	(31,226)
Fixed assets in transit	59,838	—	—	—	—	—
Rented office installations	1,225,051	(467,233)	(72,610)	1,288,550	(555,756)	(88,523)
Cable TV materials	4,255,507	—	—	1,764,499	—	—
Work in progress	1,464,705	—	—	588,888	—	—
Decoding equipment	6,938,997	(3,844,929)	(1,292,481)	9,523,417	(5,180,464)	(1,335,543)
Leased assets	341,483	(13,744)	(4,467)	487,266	(65,203)	(51,457)

Total other property, plant and equipment	15,092,271	(4,841,987)	(1,514,978)	14,424,263	(6,389,187)	(1,600,543)

Total property, plant and equipment	150,229,916	(34,686,655)	(9,748,814)	153,700,553	(44,929,770)	(10,296,535)

Note 9.	Investment in Other Companies:
The Company has investments in other companies valued at their cost of acquisition plus price level restatement.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Investments in other companies as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Bazuca.Com Chile S.A.	157,041	143,819
Internet Holding S.A.	283,560	283,560
Provision	(207,089)	(202,038)

Total	233,512	225,341

Note 10.	Goodwill, net:

2003:

	December 31, 2003

		Accumulated
	Gross Value	Amortization	Net Value

	ThCh$	ThCh$	ThCh$
Metropolis	50,137,914	(30,773,552)	19,364,362
Goodwill generated from the purchase of CTC stocks	53,086,511	(6,635,814)	46,450,697
Price-level restatement	1,032,245	(377,274)	654,971
Amortization	—	(4,279,614)	(4,279,614)

Total	104,256,670	(42,066,254)	62,190,416

Goodwill generated from the purchase of CTC Plataforma Técnica Red Multimedia S.A.	193,133	(24,281)	168,852
Amortization of CTC	—	(9,518)	(9,518)

	193,133	(33,799)	159,334

Balance as of December 31, 2003	104,449,803	(42,100,053)	62,349,750

2004:

	December 31, 2004

		Accumulated
	Gross Value	Amortization	Net Value

	ThCh$	ThCh$	ThCh$
Metropolis	49,404,189	(41,040,248)	8,363,941
Goodwill generated from the purchase of CTC stocks	52,309,635	—	52,309,635
Price-level restatement	2,542,846	(1,092,511)	1,450,335
Amortization	—	(4,216,289)	(4,216,289)

Total	104,256,670	(46,349,048)	57,907,622

Goodwill generated from the purchase of CTC Plataforma Técnica Red Multimedia S.A.	193,133	(33,799)	159,334
Amortization of CTC	—	(9,657)	(9,657)

	193,133	(43,456)	149,677

Balance as of December 31, 2004	104,449,803	(46,392,504)	58,057,299

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Goodwill amortization charge to income for the years ended December 31, 2002, 2003 and 2004 amounted to ThCh$4,207,744, ThCh$4,289,132 and ThCh$4,225,945, respectively.

Note 11.	Other Assets:
Other assets as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Other investments	2,104	2,084
Rental guarantees	118,168	114,453
Residential cable TV installations	20,390,501	23,352,776
Accumulated amortization of Residential Cable TV installations	(9,830,394)	(14,082,739)
Rental hubs, external net	422,779	931,205
Administrative projects-in-progress	34,837	41,520
Other assets	447,431	322,275

Total	11,585,426	10,682,574

The amortization charge to income for residential cable TV installations for the years ended December 31, 2002, 2003 and 2004 amounted to ThCh$2,833,638, ThCh$3,621,253, and ThCh$4,252,345, respectively.

Note 12.	Banks and Financial Institutions:
(a) Short term obligations with banks and financial institutions as of December 31, 2003 and 2004 are as follows:

	Types of currency and readjustment

	U.S. Dollars		UF		TOTAL

Bank or Institution	2003	2004	2003	2004	2003	2004

	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$
Short-term
Banco BCI	—	59,325	—	—	—	59,325

Total	—	59,325	—	—	—	59,325

Total capital owed		59,296				59,296
Annual Average Interest Rate		3.46%				3.46%
Current portion of long-term
Banco Santander-Santiago	—	—	3,077,651	3,061,244	3,077,651	3,061,244
Banco BCI	—	—	1,470,568	1,461,600	1,470,568	1,461,600
Banco Estado	—	—	1,541,565	1,532,298	1,541,565	1,532,298
Banco Corpbanca	—	—	1,542,003	1,532,088	1,542,003	1,532,088

Total	—	—	7,631,787	7,587,230	7,631,787	7,587,230
Total Capital owed			7,561,611	7,550,296
Annual Average Interest Rate				3.14%

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

	December 31,

	2003	2004

Total short-term liabilities denominated in foreign currency	0.0%	0.8%
Total short-term liabilities denominated in local currency	100.0%	99.2%
(b) Long-term obligations with banks and financial institutions:
On July 8, 2001, the Company entered into a syndicated loan agreement led by Banco Santander-Santiago of up to UF2,823,800 with interest rates fixed at the date of issuance based on the current 180 day Chilean Active Banking Rate (TAB) plus 1.4% due semi-annually, maturing in December 15, 2008.
Scheduled maturities of long-term bank obligations as of December 31, 2003 and 2004 are as follows:

			December 31,
			2003	December 31, 2004

		Interest	Total Long-						Total
		rate	term	Due in	Due in	Due in	More than		Long-term
Financial institution	Currency	%	Obligations	1-2 Years	2-3 Years	3-5 Years	5 Years	Maturity	Obligations

			ThCh$	ThCh$	ThCh$	ThCh$	ThCh$		ThCh$
Banco Santander-Santiago	U.F.	3.00%	12,206,882	3,047,154	3,047,154	3,047,155	—	Dec-2008	9,141,463
Banco BCI	U.F.	3.13%	5,825,926	1,454,302	1,454,302	1,454,302	—	Dec-2008	4,362,906
Banco Corpbanca	U.F.	3.13%	6,106,824	1,524,422	1,524,422	1,524,422	—	Dec-2008	4,573,266
Banco Estado	U.F.	3.00%	6,106,810	1,524,418	1,524,418	1,524,418	—	Dec-2008	4,573,254

Total			30,246,442	7,550,296	7,550,296	7,550,297	—		22,650,889

	December 31,

	2003	2004

Total liabilities denominated in foreign currency	0.0%	0.0%
Total liabilities denominated in local currency	100.0%	100.0%

Note 13.	Accounts Payable:
The detail of Accounts payable as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Suppliers	5,501,600	4,778,425
Programming	2,804,636	1,959,010
Fees	5,416	5,920
Other accounts payable	946,747	546,016

Total	9,258,399	7,289,371

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 14.	Notes Payable:
Notes payable as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Uncollected stale dated checks	12,133	12,193

Total	12,133	12,193

Note 15.	Miscellaneous Payables:
Balance of short-term miscellaneous payable as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Telefónica CTC Chile S.A.(1)	219,227	14,496,161
Comunicaciones Intercom S.A.	85,531	—
San Felipe-Los Andes network	724,217	—
Others	12,993	12,273

Total	1,041,968	14,508,434

(1)	On July 30, 2001, in connection with the purchase transaction involving Companía de Telecomunicaciones de Chile S.A. (CTC), the Company entered into a loan agreement with CTC for a total of ThUS$20,000 payable over 5 years with an annual interest rate of 6%. The accounts payable balance resulting from this transaction as of December 31, 2003 was classified as long-term debt and amounted to ThCh$14,761,670. In 2004, the long-term debt was reclassified to short-term and as of December 31, 2004 amounted to ThCh$14,496,161.
The balance of long-term notes payable as of December 31, 2003 and 2004 are as follows:

		Long-term

Principal	Principal	2003	2004

ThUS$	ThUS$	ThUS$	ThUS$
20,000	11,146,000	14,761,670	—

Note 16.	Provisions and withholdings:
The balance of provisions and withholdings as of December 31, 2003 and 2004 is as follows:

	2003	2004

	ThUS$	ThUS$
Vacations	487,092	520,943
Audit fees	3,467	3,463
Withholdings	686,627	799,376
Suppliers	89,644	73,945
Others	30,312	34,611

Total	1,297,142	1,432,338

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 17.	Unearned Revenues:
Unearned revenues correspond to advertising contracts which have not yet been realized. As of December 31, 2003 and 2004 unearned revenue amounted to ThCh$736,997 and ThCh$680,687, respectively.

Note 18.	Other Current Liabilities:
Other current liabilities as of December 31, 2003 and 2004 are as follows:

	2003	2004

	ThCh$	ThCh$
Forward contract rights	(24,573,611)	(7,246,200)
Forward contract obligations	29,927,432	8,108,271
Deferred loss from forward contract	(949,758)	—
Deferred interest from forward contract	(484,948)	(47,803)
Deferred interest amortization from forward contract	373,629	27,751

Total	4,292,744	842,019

The forward contracts held by the Company as of December 31, 2004 are investments contracts and the results have been recognized in the Income Statement.
As of December 31, 2003, the Company maintained investments in hedge contracts in order to minimize US$ currency exchange differences (cash-flow and fair value hedges).
In accordance with Technical Bulletin No. 57 (“BT No. 57”) issued by Colegio de Contadores de Chile A.G. any income (loss) generated on these forward contracts to cover exchange rate fluctuations in US dollar obligations must be recognized simultaneously with the payment terms of the US dollar obligation.
In addition in according with BT No. 57 forward contracts undertaken and timed to cover future cash payments of foreign programming suppliers are deferred and recognized in income at the date contract of maturity.
Forward contracts as of December 31, 2003 are detailed as follows:

Financial				Deferred
Institution	Amount in US$	Maturity	Rate	Income (loss)	Net income

				Th$	Th$
BCI	250,000	01-06-04	2.13%	—	(33,683)
SECURITY	1,000,000	01-02-04	1.61%	—	(139,949)
SECURITY	500,000	01-02-04	1.26%	—	(68,700)
SECURITY	500,000	01-02-04	1.17%	—	(68,344)
SECURITY	1,000,000	01-05-04	0.97%	—	(132,126)
SECURITY	250,000	01-05-04	1.41%	—	(33,840)
SECURITY	250,000	01-06-04	2.27%	—	(33,935)
SECURITY	250,000	01-06-04	2.04%	—	(33,251)
CORPBANCA	500,000	01-06-04	1.07%	—	(66,406)
CORPBANCA	250,000	01-06-04	1.45%	—	(33,909)
CORPBANCA	250,000	01-06-04	2.10%	—	(33,620)
BCI	500,000	01-30-04	1.50%	—	(78,147)
SECURITY	500,000	01-31-04	0.00%	—	(83,896)
SECURITY	500,000	02-01-04	3.10%	—	(82,045)

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Financial				Deferred
Institution	Amount in US$	Maturity	Rate	Income (loss)	Net income

				Th$	Th$
SECURITY	500,000	02-02-04	1.76%	—	(83,447)
SECURITY	500,000	02-03-04	1.75%	—	(83,401)
SECURITY	500,000	02-04-04	1.71%	—	(83,262)
SECURITY	500,000	02-05-04	1.78%	—	(83,494)
SECURITY	500,000	02-06-04	1.68%	—	(83,170)
SECURITY	1,000,000	02-07-04	2.33%	—	(168,878)
SECURITY	500,000	02-08-04	1.48%	—	(86,718)
CORPBANCA	500,000	02-09-04	2.48%	—	(82,931)
CORPBANCA	500,000	02-10-04	2.30%	—	(82,282)
CORPBANCA	500,000	02-11-04	2.81%	—	(84,066)
BCI	500,000	02-12-04	2.52%	—	(87,201)
BCI	500,000	02-13-04	2.67%	—	(87,669)
BCI	500,000	02-14-04	2.55%	—	(87,286)
BCI	250,000	02-15-04	2.64%	—	(43,792)
SECURITY	500,000	02-16-04	2.32%	—	(86,720)
SECURITY	500,000	02-17-04	0.87%	(81,781)	—
SECURITY	500,000	02-18-04	0.75%	—	(78,310)
SECURITY	500,000	02-19-04	1.08%	(74,423)	—
BCI	550,000	02-20-04	1.53%	—	(76,646)
BCI	500,000	02-21-04	1.49%	—	(69,565)
BCI	500,000	02-22-04	1.47%	—	(69,527)
BCI	250,000	02-23-04	2.43%	—	(35,358)
BCI	250,000	02-24-04	2.23%	—	(35,084)
BCI	500,000	02-25-04	2.43%	—	(70,716)
BCI	1,000,000	02-26-04	2.23%	—	(140,316)
BCI	1,000,000	02-27-04	2.09%	—	(139,550)
BCI	500,000	02-28-04	2.05%	—	(69,660)
BCI	500,000	02-29-04	2.20%	—	(70,082)
SECURITY	600,000	03-01-04	0.72%	—	(86,075)
SECURITY	2,500,000	03-02-04	1.74%	—	(351,342)
SECURITY	750,000	03-03-04	1.53%	(102,090)	—
SECURITY	750,000	03-04-04	1.12%	(98,624)	—
CORPBANCA	450,000	03-05-04	1.52%	—	(62,693)
SECURITY	3,000,000	03-06-04	1.76%	—	(354,082)
SECURITY	1,000,000	03-07-04	2.48%	—	(120,464)
SECURITY	500,000	03-08-04	2.48%	—	(60,232)
SECURITY	500,000	03-09-04	2.43%	—	(60,122)
SECURITY	1,000,000	03-10-04	1.69%	—	(118,089)
CORPBANCA	750,000	03-11-04	2.13%	(94,050)	—
ESTADO	750,000	03-12-04	2.00%	(90,699)	—
ESTADO	750,000	03-13-04	1.98%	(90,632)	—
ESTADO	300,000	03-14-04	1.76%	(38,305)	—
ESTADO	200,000	03-15-04	1.69%	(25,500)	—
ESTADO	250,000	03-16-04	1.53%	(31,748)	—
ESTADO	500,000	03-17-04	1.38%	(62,029)	—
ESTADO	500,000	03-18-04	1.23%	(61,805)	—
ESTADO	500,000	03-19-04	0.75%	(51,336)	—

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Financial				Deferred
Institution	Amount in US$	Maturity	Rate	Income (loss)	Net income

				Th$	Th$
ESTADO	500,000	03-20-04	0.69%	(46,736)	—

Subtotal	37,350,000			(949,758)	(4,304,081)
ESTADO	500,000	01-30-04	2.49%	—	1,491
ESTADO	1,500,000	02-27-04	1.58%	—	4,124
ESTADO	1,000,000	01-30-04	0.94%	—	5,722

Subtotal	3,000,000			—	11,337

Total				(949,758)	(4,292,744)

Forward contracts as of December 31, 2004 are detailed as follows:

Financial				Deferred
Institution	Amount in US$	Maturity	Rate	Income (loss)	Net income

				ThCh$	ThCh$
ESTADO	1,125,000	07-01-05	0.70%	—	(38,369)
ESTADO	2,250,000	07-01-05	1.11%	—	(148,894)
SECURITY	250,000	07-01-05	0.08%	—	(13,086)
SECURITY	250,000	07-01-05	(0.11)%	—	(12,862)
SECURITY	250,000	07-01-05	0.04%	—	(12,120)
SECURITY	375,000	07-01-05	0.43%	—	(25,970)
ESTADO	300,000	07-01-05	(0.40)%	—	(17,142)
ESTADO	500,000	07-01-05	(0.14)%	—	(25,657)
ESTADO	1,000,000	07-01-05	0.13%	—	(48,896)
ESTADO	375,000	07-01-05	0.20%	—	(25,604)
ESTADO	1,125,000	07-01-05	0.24%	—	(77,164)
SECURITY	1,125,000	07-01-05	0.27%	—	(77,325)
ESTADO	500,000	07-01-05	1.10%	—	(39,535)
ESTADO	1,000,000	07-01-05	1.45%	—	(80,367)
ESTADO	750,000	07-01-05	0.11%	—	(59,660)
ESTADO	825,000	07-01-05	1.00%	—	(69,043)
SECURITY	1,000,000	07-01-05	(0.57)%	—	(70,325)

Total	13,000,000			—	(842,019)

Note 19.     Deferred Gains:
During the year ended December 31, 2003, the Company’s subsidiary Metropolis Intercom S.A. issued an additional 3,923,834 shares raising ThCh$4,924,603 in cash. The Company did not subscribe to any of the shares. As the cash received was greater than the related increase in minority interest, the Company recorded a deferred gain of ThCh$1,493,092 which will be amortized to income over future periods and as of December 31, 2003 and 2004 was ThCh$1,474,427 and ThCh$1,400,705, respectively. The amortization recognized as of December 31, 2003 and 2004 was ThCh$18,665 and ThCh$73,721, respectively.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Note 20.     Shareholders’ Equity:
The changes in shareholders equity in the years ended December 31, 2002, 2003 and 2004 are as follows:

	Paid-in	Price-level	Accumulated	Net loss
	Capital	restatement	Deficit	for the year	Total

	ThCh$	ThCh$	ThCh$	ThCh$	ThCh$
Balance as of January 1, 2002	193,063,828	1,737,575	(24,279,630)	(13,997,522)	156,524,251
Reclassification of prior year net loss	—	—	(13,997,522)	13,997,522	—
Price-level restatement	5,791,915	52,126	(1,148,315)	—	4,695,726
Net loss for the year	—	—	—	(16,961,416)	(16,961,416)

Balance as of December 31, 2002	198,855,743	1,789,701	(39,425,467)	(16,961,416)	144,258,561

Price-level restatement for comparison purposes	200,844,300	1,807,600	(39,819,722)	(17,131,030)	145,701,148

Balance as of January 1, 2003	198,855,743	1,789,701	(39,425,467)	(16,961,416)	144,258,561

Reclassification of prior year net loss	—	—	(16,961,416)	16,961,416	—
Price-level restatement	1,988,557	17,899	(563,869)	—	1,442,587
Net loss for the year	—	—	—	(13,446,519)	(13,446,519)

Balance as of December 31, 2003	200,844,300	1,807,600	(56,950,752)	(13,446,519)	132,254,629

Price-level restatement for comparison purposes	205,865,408	1,852,790	(58,374,521)	(13,782,682)	135,560,995

Balance as of January 1, 2004	200,844,300	1,807,600	(56,950,752)	(13,446,519)	132,254,629
Reclassification of prior year net loss	—	—	(13,446,519)	13,446,519	—
Price-level restatement	5,021,108	45,190	(1,759,932)	—	3,306,366
Net loss for the year	—	—	—	(12,725,276)	(12,725,276)

Balance as of December 31, 2004	205,865,408	1,852,790	(72,157,203)	(12,725,276)	122,835,719

Note 21.	Other non-operating expenses:
The composition of other non-operating expenses for the years ended December 31, 2002, 2003 and 2004 is as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Disposal of equipment	(811,091)	(290,492)	(280,536)
Write-off of investments	(209,155)	—	—
Provision for obsolescence	(121,037)	(144,568)	—
Other	(426,629)	(694,183)	(129,988)

Total	1,567,912	(1,129,243)	(410,524)

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

Note 22.	Price-Level Restatement and Foreign Currency Translation:

(a)	Price Level Restatement
The detail of price-level restatement credited (charged) to income for the year ended December 31 is as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Shareholders’ equity	(4,885,680)	(1,486,080)	(3,322,980)
Non-monetary assets	6,190,388	1,982,111	4,574,684
Liabilities denominated in foreign currencies	(1,045,644)	(405,590)	(832,510)
Revenue accounts	34,992	(14,631)	(69,935)

Price-level restatement, net	294,056	75,810	349,259

(b)	Foreign Currency Translation
The detail of foreign currency translation charged to income for the year ended December 31 is as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Non-monetary assets	1,594,773	(5,566,768)	(1,336,350)
Non-monetary liabilities	(2,569,681)	4,270,331	1,123,028

Net loss for foreign currency translation	(974,908)	(1,296,437)	(213,322)

Note 23.	Board of Directors Compensation:
During the years ended December 31, 2002, 2003 and 2004 the Board of Directors did not receive compensation for their services.

Note 24.	Contingencies and Commitments:

(a)	Commitments
On June 8, 2001, the Company obtained a syndicated loan with Banco Santiago, Banco del Estado de Chile, Banco Crédito Inversiones and CorpBanca, for UF 2,823,800. To guarantee the loans, Metrópolis Intercom S.A. pledged the following assets in favor of the aforementioned banks: Hybrid Fiber optic Coaxial Network (“HFC”), its equipment and other real estate.
The Company’s syndicated loan has certain restrictive covenants, the most significant of which are summarized below:
      a) The Company must have a financial expense coverage ratio equal to or greater than 4 times.
      b) Debt to asset ratio must be less than or equal to 0.85.
The Company has received bank waivers which releases them from the obligation to meet the financial coverage ratio and permits the Company not to consider liabilities to shareholders in the calculation of the debt to asset ratio. In accordance with the above, the Company as of December 31, 2004, is in compliance with these covenants or has received the appropriate bank waivers.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

(b)	Contingencies
1) The Company is party to various lawsuits arising in the ordinary course of its business. Management considers it unlikely that any losses associated with the pending lawsuits will significantly affect the Company or its subsidiaries’ results of operations, financial position and cash flows, although no assurance can be given to such effect. Accordingly, the Company has not established a provision for these lawsuits.
2) Complaint filed by TVN y Corporación de Televisión UCTV against the Company, before the 26th Civil Court of Santiago. Claim against alleged infractions of intellectual property rights, in which the complainant solicits retroactive termination of the use of the intellectual property, starting from the notification date of the lawsuit. The amounts involved in the case have not been disclosed.
3) Counter claim filed by Metrópolis Intercom S.A. against channels 7 and 13 for fees to which Metrópolis Intercom S.A. claims it has rights because it incurs significant increases in advertising investments related to carrying signals for these channels. The Company is suing for 20% of the total amount related to advertising investments received by channels 7 and 13 since 1996.
4) On December 9, 2004, the Chilean Subsecretary of Telecomunications (“Subtel”) notified the Company that the regulatory agency considered Metropolis’s Intercom Voice Over Internet Protocol (“MI’s VOIP”) services were in violation of Article No. 8 of the General Telecomunications Law. Subtel alleged that the Company was exploiting a public utility (telephone service) without the express consent of the appropriate regulatory agency and ordered that the Company cease commercial operations related to that service until the issue was resolved.
As the matter is not yet resolved by the relevant authority, the Minister of Telecommunications, the Company has requested that the order be suspended. This suspension was subsequently granted for a period of 60 days.
Furthermore, on December 19, 2004, the Company filed its defense to the allegations made by Subtel, and is currently awaiting the next step of this legal matter.
Currently, the Company is awaiting Subtel’s decision with respect to the Company’s observations. Most likely, Subtel will decide to accept evidence from the Company that supports its position.
The eventual decision of the Minister of Transportation and Telecommunications can be appealed before the Court of Appeals. If the resolution if confirmed by the Court, determining that the service does not meet current regulations, the Company will be obligated to suspend or modify its services, as determined by Subtel.

Note 25.	Relevant Events:
On January 9, 2004, Cristal Chile Comunicaciones S.A., 50% owner of the Company, reached an agreement of understanding with Liberty Media International, indirect owner of the remaining 50% of the Company and majority shareholder of VTR S.A. in order to merge Metropolis and VTR. The agreement is subject to numerous conditions, among them, drafting of a final agreement, approval by the board of directors of related parties of Liberty Media including UnitedGlobalCom, Inc., approval by the Chilean Anti-Monopoly Commission, and approval by the board of directors of CristalChile Comunicaciones S.A.
Note 26.     Subsequent Events (Unaudited):
On March 11, 2005 the Supreme Court gave its permission for the merger of Metropolis-Intercom S.A. and VTR S.A. to proceed, thereby overcoming the last legal obstacle for the merger to be approved. As a result Cordillera Comunicaciones Holding Limitada was liquidated as of March 29, 2005 and its investment in

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Metropolis was transferred to VTR S.A. Metropolis will continue its operation as a separate legal entity. Other assets and liabilities were assumed by the shareholders of Cordillera Comunicaciones Holding Limitada.
Note 27.     Differences between Chilean and United States Generally Accepted Accounting Principles:
Accounting principles generally accepted in Chile vary in certain important aspects from those generally accepted in the United States of America. Such differences involve certain methods for measuring the amounts included in the financial statements as well as additional disclosures required by U.S. GAAP.
The principal differences between Chilean GAAP and U.S. GAAP are described below together with explanations, where appropriate, of the method used in the determination of the adjustments that affect net income and total shareholders’ equity. References made below to the United States Statements of Financial Accounting Standards are abbreviated as “SFAS”.
The preparation of financial statements in conformity with Chilean GAAP, along with the reconciliation to U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

I.	Differences in measurement methods
The principal methods applied in the preparation of the accompanying financial statements, which have resulted in amounts that differ from those that would have otherwise been determined under U.S. GAAP, are as follows:

(a) Inflation accounting:
The cumulative inflation rate in Chile as measured by the Consumer Price Index for the three years ended December 31, 2004 was 6.6%.
Chilean GAAP requires that the financial statements be restated to reflect the full effects of the loss in the purchasing power of the Chilean peso on the financial position and results of operations of reporting entities.
The method, described in Note 2(c), is based on a model which enables calculation of net inflation gains or losses caused by monetary assets and liabilities exposed to changes in the purchasing power of local currency, by restating all non-monetary accounts in the financial statements. The model prescribes that the historical cost of such accounts be restated for general price-level changes between the date of origin of each item and the year-end, but requires that latest cost values be used for the restatement of inventories. Under U.S. GAAP, financial statement amounts must be reported in historical currency.
The inclusion of price-level adjustments in the accompanying financial statements is considered appropriate under the prolonged inflationary conditions affecting the Chilean economy even though the cumulative inflation rate for the last three years does not exceed 100%. The reconciliation included herein of consolidated net income and Shareholders’ equity, as determined with U.S. GAAP, does not include adjustments to eliminate the effect of inflation accounting under Chilean GAAP.

(b) Deferred income taxes:
Starting January 1, 2000, the Company recorded income taxes in accordance with Technical Bulletin No. 60 (BT No. 60) of the Chilean Association of Accountants, recognizing, using the liability method, the deferred

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
tax effects of temporary differences between the financial and tax values of assets and liabilities. As a transitional provision, a contra asset or liability (“complementary account”) has been recorded offsetting the effects of the deferred tax assets and liabilities not recorded prior to January 1, 2000. Such contra asset or liability must be amortized to income over the estimated average reversal periods corresponding to the underlying temporary differences to which the deferred tax asset or liability relates.
Under U.S. GAAP, companies must account for deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”, which requires an asset and liability approach for financial accounting and reporting of income taxes, under the following basic principles:

(i)	A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and tax loss carry-forwards.

(ii)	The measurement of deferred tax liabilities and assets is based on the provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

(iii)	The measurement of deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.
Temporary differences are defined as any difference between the financial reporting basis and the tax basis of an asset and liability that at some future date will reverse, thereby resulting in taxable income or expense. Temporary differences ordinarily become taxable or deductible when the related asset is recovered or the related liability is settled. A deferred tax liability or asset represents the amount of taxes payable or refundable in future years as a result of temporary differences at the end of the current year.
As of December 31, 2003 and 2004, a valuation allowance was recorded under U.S. GAAP to reduce the deferred tax asset resulting from tax loss carry-forwards to the amount that is more likely than not to be realized.
The effect of the differences mentioned above and the effects of deferred taxes over the adjustments to U.S. GAAP on the net loss and shareholders’ equity of the Company are included in paragraph (j) below.

(c) Goodwill:
Under Chilean GAAP at the time of related acquisitions, assets acquired and liabilities assumed were recorded based on their carrying value in the records of the acquired company, and the excess of the purchase price over the carrying value was recorded as goodwill. Such amounts are currently being amortized over a maximum period of 20 years.
Under U.S. GAAP, assets acquired and liabilities assumed are recorded at their estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired is recorded as goodwill, unless the transaction is between entities under common control, in which case the related party transaction would be recorded using book values and no goodwill would be recorded. Prior to July 1, 2002 under U.S. GAAP, the Company amortized goodwill on a straight-line basis over the estimated useful lives of the assets, ranging from 20 to 40 years.
Under Chilean GAAP, the Company has evaluated the carrying amount of goodwill for impairment. The evaluation of impairment was based on the fair value of the investment which the Company determined using a discounted cash flow approach, stock valuations and recent comparable transactions in the market. In order

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
to estimate fair value, the Company made assumptions about future events that are highly uncertain at the time of estimation. The results of this analysis showed that the Company’s goodwill was not impaired.
In accordance with U.S. GAAP, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”) as of January 1, 2002. SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, and indefinite-lived intangible assets are not amortized, but must be tested for impairment at least annually.
Previously, the Company evaluated the carrying amount of goodwill, in relation to the operating performance and future undiscounted cash flows of the underlying business and the transitional impairment test required by the standard, which was performed during the first half of 2003, which resulted in no impairment of the Company’s recorded goodwill.
The following effects are included in the net loss and shareholders’ equity reconciliation to U.S. GAAP under paragraph (j) below:
      (a) Adjustment to record differences in goodwill amortization between Chile GAAP and U.S. GAAP as of December 31, 2001, and
      (b) The reversal of goodwill amortization recorded under Chilean GAAP for the years ended December 31, 2002, 2003 and 2004.
Impairment is recorded based on an estimate of future discounted cash flows, as compared to current carrying amounts. For the years ended December 31, 2002, 2003, and 2004 no additional amounts were recorded for impairment under U.S. GAAP.
Goodwill under U.S. GAAP as of December 31 2002, 2003 and 2004 is summarized as follows:

	For the Years Ended December 31,

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Goodwill	104,449,801	104,449,801	104,449,801
Accumulated amortization	(25,926,695)	(25,926,695)	(25,926,695)

Goodwill, net	78,523,106	78,523,106	78,523,106

The effect of these differences on the net loss and shareholders’ equity of the Company is included in paragraph (j) below.

(d) Derivative instruments:
For the years ended December 31, 2002, 2003 and 2004, the Company continued to have foreign currency forward exchange contracts for the purpose of transferring risk from exposure in U.S. dollars to an exposure in Chilean peso. Under Chilean GAAP, the Company deferred forward contract gains and losses when the contracts are hedges for future program payments and other cash out flows to be made in U.S. dollars. The hedging criteria and documentation requirements under Chilean GAAP are less onerous than U.S. GAAP. The Company recorded a net liability of ThCh$4,292,744 as of December 31, 2003 and a net liability of ThCh$842,019 as of December 31, 2004. Fair values under Chilean GAAP have been estimated using the closing spot exchange rate at year end, under US GAAP the fair value is calculated using a forward rate as of year-end.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Beginning January 1, 2002, under U.S. GAAP, the accounting for derivative instruments is described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and other complementary rules and amendments. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains or losses to offset against related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, in part, allows special hedge accounting for “fair value” and “cash flow” hedges. SFAS No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a “fair value” hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. While the Company enters into derivatives for the purpose of mitigating its global financial and commodity risks, these operations do not meet the documentation requirements to qualify for hedge accounting under U.S. GAAP. Therefore changes in the respective fair values of all derivatives are reported in earnings when they occur.
The effect of the adjustment between the current market values and the fair value for the years ended December 31, 2002, 2003 and 2004 is included in paragraph (j) below

(e) Depreciation:
Under Chilean GAAP, the Company depreciates the external network using a progressive method based on the projected number of subscribers per product line. Under U.S. GAAP, the method of depreciation used has continued to be the straight-line method.
The effect of accounting for this difference in accordance with U.S. GAAP is included in the reconciliation of net loss and shareholders’ equity in paragraph (j) below.

(f) Revenue recognition:
The Company recognizes cable television, high speed Internet access, telephony and programming revenues when such services are provided to subscribers. Revenues derived from other sources are recognized when services are provided, events occur or products are delivered. Initial subscriber installation revenues are recognized in the period in which the related services are provided to the extent of direct selling cost. Any remaining amount is deferred and recognized over the estimated average period that the subscribers are expected to remain connected to the cable television system. Historically, installation revenues have been less than related direct selling costs, therefore such revenues have been recognized as installations are completed.

(g) Investments in marketable securities:
Under Chilean GAAP, investments in debt and equity securities are accounted for at the lower of cost or market value. Under U.S. GAAP investments in debt and equity securities are accounted for according to the purpose for which these investments are held. U.S. GAAP defines three distinct purposes for holding investments:

•	Investments held for trading purposes

•	Investments available-for-sale

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

•	Investments held to maturity
The Company considers that all of its investments are available-for-sale.
The effect of recording the marketable securities at fair value is not material and is not included in the effects on shareholders’ equity under paragraph (j) below.

(h) Issuance of shares in subsidiary:
During the year ended December 31, 2003 Metropolis Intercom S.A. issued an additional 3,923,834 shares representing 4.4% of Metropolis Intercom S.A. to related parties. The Company did not subscribe to any of these shares.
Under Chilean GAAP, as the cash received was greater than the related increase in minority interest the Company recorded a deferred gain of ThCh$1,455,918 (historic value), which will be amortized into income in future periods.
Under U.S. GAAP, the transfer would be recorded at the lower of carrying value or fair value, since the cash received was less than the carrying value of Metropolis Intercom S.A. under U.S. GAAP. Consequently under U.S. GAAP, the difference between the cash proceeds and the carrying value has been recorded as a distribution to shareholders. The effect of eliminating the income statement impact of this transaction from net loss as determined under Chilean GAAP and recording this transaction under U.S. GAAP is included in paragraph (j) below.

(i) Effect of minority interests on U.S. GAAP adjustments:
The effects of recording minority interests on U.S. GAAP adjustments are included in the reconciliation to U.S. GAAP in paragraph (j) below.

(j) Effect of conforming net loss and shareholders’ equity to U.S. GAAP:
The adjustments required to conform reported net loss to U.S. GAAP are as follows:

	For the Year Ended December 31,

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Net loss in accordance with Chilean GAAP	(17,559,306)	(13,782,682)	(12,725,276)
Deferred taxes (paragraph b)	(2,023,771)	(1,042,069)	(1,124,442)
Amortization of goodwill (paragraph c)	4,269,791	4,289,132	4,225,945
Derivative instruments (paragraph d)	153,218	(1,155,215)	1,039,953
Depreciation (paragraph e)	(1,254,758)	(1,531,846)	(742,030)
Issuance of subsidiaries shares (paragraph h)	—	(18,665)	(73,721)
Effect of minority interests on U.S. GAAP adjustments (paragraph i)	—	309,040	82,970

Net loss and comprehensive loss in accordance with U.S. GAAP	(16,414,826)	(12,932,305)	(9,316,601)

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
The adjustments required to conform reported shareholders’ equity to U.S. GAAP are as follows:

	As of December 31,

	2003	2004

	ThCh$	ThCh$
Shareholders’ equity, in accordance with Chilean GAAP	135,560,995	122,835,719
Deferred income taxes (paragraph b)	(3,225,187)	(4,349,629)
Effect in amortization of goodwill (paragraph c)	16,239,862	20,465,806
Derivative instruments (paragraph d)	(998,224)	41,729
Depreciation (paragraph e)	(4,320,097)	(5,062,127)
Issuance of subsidiary shares (paragraph h)	(972,327)	(1,046,048)
Effect of minority interests on U.S. GAAP adjustments (paragraph i)	309,039	392,010

Shareholders’ equity, in accordance with U.S. GAAP	142,594,061	133,277,460

The following summarizes the changes in shareholders’ equity under U.S. GAAP during the years ended December 31, 2002, 2003 and 2004:

	For the Year Ended December 31,

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Balance as of January 1	172,894,854	156,480,028	142,594,061
Issuance of subsidiary shares (paragraph h)	—	(953,662)	—
Net loss and comprehensive loss in accordance with U.S. GAAP	(16,414,826)	(12,932,305)	(9,316,601)

Balance as of December 31	156,480,028	142,594,061	133,277,460

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

II. Additional disclosure requirements
The following additional disclosures are required under U.S. GAAP:

(a) Income taxes:
Deferred tax assets (liabilities) are summarized as follows as of December 31 under U.S. GAAP:

	2003	2004

	ThCh$	ThCh$
Deferred Tax Assets
Allowance for doubtful debts	1,105,571	1,247,088
Goods and services provision	16,665	35,240
Assets provision	—	—
Unearned revenues	182,172	146,889
Vacation provision	71,294	76,204
Forward contract	169,698	(7,094)
Tax loss carry-forwards	14,755,016	15,898,544
Trademarks	—	—
Assets provision	308,839	348,334
Leasing	58,022	61,298
Trademark rights	2,424	2,836
Accumulated depreciation	738,046	864,735

Total deferred tax assets	17,407,747	18,674,074

Deferred Tax Liabilities
Forward contracts	(161,459)	—
Leasing operations	(65,889)	(71,751)
Accumulated depreciation	(2,294,439)	(2,141,979)
Goodwill	(4,972,368)	(4,933,213)
Software	(289,160)	(260,283)
Rented installations	(128,829)	(124,575)

Total deferred tax liabilities	(7,912,144)	(7,531,801)
Net deferred tax asset (liability) before valuation allowance	9,495,603	11,142,273

Valuation allowance	(6,362,054)	(7,465,323)

Net deferred tax asset (liability)	3,133,549	3,676,950

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
The classification of the net deferred tax asset before valuation allowance detailed above is as follows:

	2003	2004

	ThCh$	ThCh$
Short-term	1,383,942	1,498,327
Long-term	8,111,661	9,643,946

Net deferred tax liabilities	9,495,604	11,142,273

The deferred income tax benefit in accordance with U.S. GAAP is as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Deferred income tax benefit, Chile GAAP — Note 6	2,449,618	2,088,982	1,820,722
Additional deferred tax adjustment, U.S. GAAP, net	(2,023,771)	(1,042,069)	(1,124,442)

Deferred income tax benefit under U.S. GAAP	425,847	1,046,913	696,280

Permanent differences
Amortization of goodwill is the only permanent income tax difference.

(b) Foreign currency forward contract capacity:
The Company’s Board of Directors approves policies on risk-management of forward currency risk through the use of U.F. to U.S. dollar forward contracts. The Company petitions several Chilean and foreign banks to approve forward contract limits on a yearly basis, which in the aggregate, total US$73 million, US$50 million and US$50 million as of December 31, 2002, 2003 and 2004, respectively. There was US$24.8 million, US$9.7 million and US$39.9 million available as of December 31, 2002, 2003 and 2004, respectively.

(c) Lease agreements:
The Company leases computer equipment and office space by way of capital lease payable in installments through 2016, with a bargain purchase option at the end of the lease.
Minimum lease payments under capital leases are as follows:

Capital

ThCh$
2005	51,070
2006	32,518
2007	29,808
2008	32,518
Thereafter	230,354

Total future minimum lease payments	376,268
Interest	(99,603)

Present value of net minimum lease payments	276,665

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Lease obligations for the years ended December 31, 2003 and 2004 are as follows:

	2003	2004

Short-term	38,625	94,313
Long-term	278,357	275,519

(d) Advertising costs:
Advertising costs are expensed as incurred and amounted to ThCh$2,096,739, ThCh$2,473,895 and ThCh$2,138,229 for the years ended December 31, 2002, 2003 and 2004, respectively.

(e) Reclassification differences between Chilean GAAP and U.S. GAAP:
The following reclassifications are required to conform the presentation of Chilean GAAP income statement information to that required under U.S. GAAP for the years ended December 31, 2002, 2003 and 2004. The reclassification amounts are determined in accordance with Chilean GAAP.

	Year Ended December 31, 2002

	Chilean		U.S. GAAP
	GAAP	Reclassification	Presentation

	ThCh$	ThCh$	ThCh$
Operating loss	(11,641,140)	(5,286,981)	(16,928,121)
Non-operating expenses	(8,456,463)	5,286,981	(3,169,482)

	Year Ended December 31, 2003

	Chilean		U.S. GAAP
	GAAP	Reclassification	Presentation

	ThCh$	ThCh$	ThCh$
Operating loss	(7,214,820)	(4,894,029)	(12,108,849)
Non-operating expenses	(8,823,391)	4,894,029	(3,929,362)

	Year Ended December 31, 2004

	Chilean		U.S. GAAP
	GAAP	Reclassification	Presentation

	ThCh$	ThCh$	ThCh$
Operating loss	(8,645,859)	(4,220,459)	(12,866,318)
Non-operating expenses	(6,360,795)	4,220,459	(2,140,336)
The following reclassifications are required to conform the presentation of Chilean GAAP balance sheet information to that required under U.S. GAAP for the years ended December 31, 2003 and 2004. The reclassification amounts are determined in accordance with Chilean GAAP.

	Year Ended December 31, 2003

	Chilean		U.S. GAAP
	GAAP	Reclassification	Presentation

	ThCh$	ThCh$	ThCh$
Total current assets	15,167,731	949,757	16,117,488
Total current liabilities	25,185,654	949,757	24,235,897

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

	Year Ended December 31, 2004

	Chilean		U.S. GAAP
	GAAP	Reclassification	Presentation

	ThCh$	ThCh$	ThCh$
Total current liabilities	44,305,345	22,650,889	66,956,234
Total long-term liabilities	28,254,037	(22,650,889)	5,603,148
For US GAAP purposes, as of December 31, 2004 long-term obligation has been reclassified to short-term in accordance with EITF 86-30, “Classification of obligation when a violation is waived by the creditor”.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)

(f) Condensed balance sheet and income statement in accordance to US GAAP:
The condensed consolidated balance sheet for the years ended December 31 under US GAAP and classified in accordance with US GAAP is presented as follows:

	2003	2004

	ThCh$	ThCh$
ASSETS
Current Assets
Cash and equivalents	7,146,955	4,245,184
Receivables	5,579,591	3,792,128
Other current assets	3,390,942	2,216,252

Total current assets	16,117,488	10,253,564
PROPERTY, PLANT AND EQUIPMENT
PP&E	150,229,916	153,700,553
Accumulated depreciation	(39,006,752)	(49,991,897)

Property, plant and equipment, net	111,223,164	103,708,656
OTHER ASSETS
Goodwill	78,523,106	78,523,106
Other long-term assets	18,551,666	17,641,457

Total other assets	97,074,772	96,164,563

Total assets	224,415,424	210,126,783

LIABILITIES
CURRENT-TERM LIABILITIES
Banks and financial inst.	7,631,787	30,297,444
Payables	11,065,525	33,703,746
Other	8,266,625	2,920,409

Total current-term liabilities	26,963,937	66,921,599
LONG-TERM LIABILITIES
Banks and financial inst	30,246,442	—
Other	18,342,079	4,202,444

Total long-term liabilities	48,588,521	4,202,444
Minority interest	6,268,905	5,725,280
SHAREHOLDERS’ EQUITY
Shareholders’ equity	155,526,366	142,594,061
Net loss	(12,932,305)	(9,316,601)

Total shareholders’ equity	142,594,061	133,277,460

Total Liabilities and shareholders’ equity	224,415,424	210,126,783

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
The condensed consolidated statements of income for the years ended December 31 under US GAAP and classified in accordance with US GAAP are presented as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
OPERATING INCOME
Operating revenues	47,911,196	46,100,072	45,547,636
Operating costs	(46,358,310)	(41,389,764)	(40,601,181)

Operating margin	1,552,886	4,710,308	4,946,455
Administrative and selling expenses	(15,958,113)	(14,279,993)	(14,328,858)

Operating loss	(14,405,227)	(9,569,685)	(9,382,403)
NON-OPERATING INCOME
Financial income (expenses)	(2,058,538)	(2,490,613)	(2,276,273)
Other non-operating income	153,218	—	1,039,953
Other non-operating expense	—	(1,173,880)	(73,721)
Goodwill amortization	62,047	—	—
Price-level restatement and Foreign currency translation	(680,852)	(1,220,627)	135,937

Non-operating loss	(2,524,125)	(4,885,120)	(1,174,104)

Loss before taxes and minority interest	(16,929,352)	(14,454,805)	(10,556,507)

Tax benefit	425,847	1,046,913	696,280
Minority interest	88,679	475,587	543,626

Net loss for the year	(16,414,826)	(12,932,305)	(9,316,601)

(g) Estimated fair value of financial instruments and derivative financial instruments:
The accompanying tables provide disclosure of the estimated fair value of financial instruments owned by the Company. Various limitations are inherent in the presentation, including the following:

•	The data excludes non-financial assets and liabilities, such as property, plant and equipment, and goodwill.

•	While the data represents management’s best estimates, the data is subjective and involves significant estimates regarding current economic and market conditions and risk characteristics.
The methodologies and assumptions used depend on the terms and risk characteristics of the various instruments and include the following:

•	Cash and cash equivalents approximate fair value because of the short-term maturity of these instruments.

•	For current liabilities that are contracted at variable interest rates, the book value is considered to be equivalent to their fair value.

•	For interest-bearing liabilities with an original contractual maturity of greater than one year, the fair values are calculated by discounting contractual cash flows at current market origination rates with similar terms.

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
The following is a detail of the Company’s financial instruments’ Chilean GAAP carrying amount and estimated fair value:

	December 31,

	2003		2004

	Chilean		Chilean
	GAAP		GAAP
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	ThCh$		ThCh$
Assets
Cash and cash equivalents	7,146,726	7,146,726	4,245,184	4,245,184
Short-term accounts receivable	2,580,504	2,580,504	2,022,823	2,022,823
Notes receivable	92,652	92,652	114,250	114,250
Miscellaneous receivables	2,673,926	2,673,926	1,426,134	1,426,134
Notes and accounts receivable from related companies	232,509	232,509	228,921	228,921

Liabilities
Short-term bank debt	—	—	(59,325)	(59,325)
Current portion of long-term bank debt	(7,631,787)	(7,631,787)	(7,587,230)	(7,587,230)
Accounts payable	9,258,399	9,258,399	7,289,371	7,289,371
Current notes and accounts payable to related companies	753,025	753,025	11,893,748	11,893,748
Forward contracts	(4,292,744)	(5,290,969)	(842,019)	(800,290)
Notes payable	(12,133)	(12,133)	(12,193)	(12,193)
Miscellaneous payables	1,041,968	1,041,968	14,508,434	14,508,434
Long-term bank debt	(30,246,442)	(30,246,442)	(22,650,889)	(22,650,889)
Long-term notes payable	(14,761,670)	(14,761,670)	—	—
Long-term notes and accounts payable to related companies	—	—	872,688	872,688

(h) Cash and cash equivalents:
Under Chilean GAAP cash and cash equivalents are considered to be all highly liquid investments with a remaining maturity of less than 90 days as of the closing date of the financial statements, whereas, U.S. GAAP considers cash and cash equivalents to be all highly liquid investments with an original maturity date of less than 90 days. The difference between the balance under U.S. GAAP and Chilean GAAP of cash and cash equivalents is not material for the periods presented.

Supplementary Cash flow information:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Assets acquired under capital leases	—	—	85,440
Interest paid during the year	(1,500,630)	(1,852,560)	(1,268,197)

Cordillera Comunicaciones Holding Limitada and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
(Translation of financial statements originally issued in Spanish — see Note 2)
(Restated for general price-level changes and expressed in thousands of constant
Chilean pesos as of December 31, 2004 except as stated)
Revenues and expenses recognized from barter transactions for the years ended December 31 2002, 2003 and 2004 is as follows:

	2002	2003	2004

	ThCh$	ThCh$	ThCh$
Revenues recognized from barter transactions	774,333	725,574	518,338
Expenses recognized from barter transactions	31,593	62,601	24,957

(i) Defaults:
On June 8, 2001, the Company obtained a syndicated loan with Banco Santiago, Banco del Estado de Chile, Banco Crédito Inversiones and CorpBanca, for UF 2,823,800. To guarantee the loans, Metrópolis Intercom S.A. pledged the following assets in favor of the aforementioned banks: Hybrid Fiber optic Coaxial Network (“HFC”), its equipment and other real estate.
The Company’s syndicated loan has certain restrictive covenants.
The Company has received bank waivers which releases them from the obligation to meet the financial coverage ratio and permits the Company not to consider liabilities to shareholders in the calculation of the debt to asset ratio.
The amount of the obligation as of December 31, 2004 is ThCh$20,650,889, and the period of the waiver is 180 days.
For US GAAP purposes, the long-term obligation has been reclassified to the short-term in accordance to EITF 86-30, “Classification of obligation when a violation is waived by the creditor”.

(j) Recently issued accounting pronouncement:

Amendment of Statement 133 on Derivative Instruments and Hedging Activities
In May 2004 the FASB issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively with exceptions. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a) of that Statement, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The implementation of SFAS No. 149 had no material impact on the results of operations or financial position of the Company.

EXHIBIT INDEX

Exhibit No.	Description

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among New Cheetah, Inc. (now known as Liberty Global, Inc.), the Registrant, UnitedGlobalCom, Inc. (“UGC”), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 17, 2005)
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, dated April 2, 2004 (File No. 000-50671) (the “Form 10”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the “Form 10 Amendment”))
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)
4.3	Indenture, dated as of April 6, 2004, between UGC and The Bank of New York (incorporated by reference to Exhibit 4.1 to UGC’s Current Report on Form 8-K, dated April 6, 2004 (File No. 000-496-58) (the “UGC April 2004 8-K”))
4.4	Registration Rights Agreement, dated as of April 6, 2004, between UGC and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the UGC April 2004 8-K)
4.5	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (“UPC Broadband”) and UPC Financing Partnership (“UPC Financing”), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-496-58) (the “UGC 2004 10-K”))
4.6	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-496-58))
4.7	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-496-58))
4.8	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.9	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K

Exhibit No.	Description

4.10	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.11	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith
10 — Material Contracts:
10.1	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media Corporation (“Liberty”), the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.2	Form of Facilities and Services Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.3	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.4	Form of Tax Sharing Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.5	Form of Credit Facility between Liberty and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.6	Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005)**
10.7	Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (As Amended and Restated Effective April 1, 2005)**
10.8	Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the Registrant’s common stock, dated July 14, 2004 (File No. 005-79904))
10.9	Form of Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005) Non-Qualified Stock Option Agreement**
10.10	Form of Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (As Amended and Restated Effective April 1, 2005) Non-Qualified Stock Option Agreement**
10.11	Liberty Media International, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.12	Description of Director Compensation Policy*
10.13	Form of Indemnification Agreement between the Registrant and its Directors*
10.14	Form of Indemnification Agreement between the Registrant and its Executive Officers*
10.15	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-496-58) (the “UGC 2003 10-K”))

Exhibit No.	Description

10.16	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.17	2003 Equity Incentive Plan of UGC, effective September 1, 2003 (incorporated by reference to Exhibit 10.9 to the UGC 2003 10-K)
10.18	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty (incorporated by reference to Exhibit 10.23 to the Form 10 Amendment)
10.19	Standstill Agreement between UGC and Liberty, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated January 5, 2004 (File No. 000-496-58))
10.20	Standstill Agreement among UGC, Liberty and the parties named therein, dated January 30, 2002 (terminated except as to (i) UGC’s obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.21)(incorporated by reference to Exhibit 10.9 to UGC’s Registration Statement on Form S-1, dated February 14, 2002 (File No. 333-82776))
10.21	Letter Agreement, dated November 12, 2003, between UGC and Liberty (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated November 12, 2003 (File No. 000-496-58))
10.22	Share Exchange Agreement, dated as of August 18, 2003, among Liberty and the Stockholders of UGC named therein (incorporated by reference to Exhibit 7(j) to Liberty’s Schedule 13D/ A with respect to UGC’s Class A common stock, dated August 21, 2003)
10.23	Amendment to Share Exchange Agreement, dated as of December 22, 2003, among Liberty and the Stockholders of UGC named on the signature pages thereto (incorporated by reference to Exhibit 4.5 to Liberty’s Registration Statement on Form S-3, dated December 24, 2003 (File No. 333-111564))
10.24	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-496-58) (the “UGC July 2004 8-K”))
10.25	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.26	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.27	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant*
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP**
23.2	Consent of KPMG AZSA & Co.**
23.3	Consent of KPMG AZSA & Co.**
23.4	Consent of Finsterbusch Pickenhayn Sibille**
23.5	Consent of KPMG LLP**
23.6	Consent of Ernst & Young LTDA.**
23.7	Information regarding absence of consent of Arthur Andersen LLP**

Exhibit No.	Description

31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer**
31.2	Certification of Senior Vice President and Treasurer**
31.3	Certification of Senior Vice President and Controller**
32 — Section 1350 Certification**

*	Filed with the Registrant’s Form 10-K, dated March 14, 2005

**	Filed herewith