Form 10-K/A
period 2004-12-31
LIBERTY MEDIA INTERNATIONAL INC
filed 2005-05-02
CIK 1284698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 4)

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

EXPLANATORY NOTE
We are filing this Amendment No. 4 on Form 10-K/ A to our Annual Report on Form 10-K for the year ended December 31, 2004 in order to file the consolidated financial statements of our equity investee, Fox Pan American Sports, LLC, as required by Rule 3-09 of Regulation S-X. The additional consolidated financial statements of this equity investee were required as a result of changes to our pre-tax loss for the year ended December 31, 2004 that resulted from the correction in Amendment No. 3 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2004 of an error in our consolidated financial statements with respect to the accounting for the 1 3/4% euro-dominated denominated convertible senior notes due April 15, 2024 that were issued by UnitedGlobalCom, Inc., our majority-owned subsidiary. Other than for this matter, the information in this Form 10-K/A (Amendment No. 4) is as of March 14, 2005, the filing date of our Form 10-K, and has not been updated for events subsequent to that date.
* * *

i-1

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) (1) FINANCIAL STATEMENTS
The financial statements required under this Item begin on page II-38 of this Annual Report.
(a) (2) FINANCIAL STATEMENT SCHEDULES
The financial statement schedules required under this Item are as follows:

UnitedGlobalCom, Inc.
Report of Independent Registered Public Accounting Firm	IV-93
Report of Independent Public Accountants	IV-94
Consolidated Balance Sheets as of December 31, 2003 and 2002	IV-95
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	IV-96
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001	IV-97
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	IV-100
Notes to Consolidated Financial Statements	IV-101
Cordillera Comunicaciones Holding Limitada and Subsidiaries
Report of Independent Registered Public Accounting Firm	IV-154
Consolidated Balance Sheets as of December 31, 2003 and 2004	IV-155
Consolidated Income Statements for the years ended December 31, 2002, 2003 and 2004	IV-156
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	IV-157
Notes to the Consolidated Financial Statements	IV-159
Fox Pan American Sports, LLC and Subsidiary
Report of Independent Registered Public Accounting Firm	IV-195
Consolidated Balance Sheets at December 31, 2004 and 2003	IV-196
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-197
Consolidated Statements of Changes in Members’ (Deficit) Equity for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-198
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and period from February 5, 2002 through December 31, 2002	IV-199
Notes to Consolidated Financial Statements	IV-200
Consent of KPMG LLP
Certification of President and CEO
Certification of Senior Vice President and Treasurer
Certification of Senior Vice President and Controller
Section 1350 Certification
(a) (3) EXHIBITS
Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among New Cheetah, Inc. (now known as Liberty Global, Inc.), the Registrant, UnitedGlobalCom, Inc. (“UGC”), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 17, 2005)
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, dated April 2, 2004 (File No. 000-50671) (the “Form 10”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the “Form 10 Amendment”))
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)

4.3	Indenture, dated as of April 6, 2004, between UGC and The Bank of New York (incorporated by reference to Exhibit 4.1 to UGC’s Current Report on Form 8-K, dated April 6, 2004 (File No. 000-496-58) (the “UGC April 2004 8-K”))
4.4	Registration Rights Agreement, dated as of April 6, 2004, between UGC and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the UGC April 2004 8-K)
4.5	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (“UPC Broadband”) and UPC Financing Partnership (“UPC Financing”), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-496-58) (the “UGC 2004 10-K”))
4.6	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-496-58))
4.7	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-496-58))
4.8	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.9	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K
4.10	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.11	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith
10 — Material Contracts:
10.1	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media Corporation (“Liberty”), the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.2	Form of Facilities and Services Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)

10.3	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.4	Form of Tax Sharing Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.5	Form of Credit Facility between Liberty and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.6	Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005)**
10.7	Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (As Amended and Restated Effective April 1, 2005)**
10.8	Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the Registrant’s common stock, dated July 14, 2004 (File No. 005-79904))
10.9	Form of Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005) Non-Qualified Stock Option Agreement**
10.10	Form of Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (As Amended and Restated Effective April 1, 2005) Non-Qualified Stock Option Agreement**
10.11	Liberty Media International, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.12	Description of Director Compensation Policy*
10.13	Form of Indemnification Agreement between the Registrant and its Directors*
10.14	Form of Indemnification Agreement between the Registrant and its Executive Officers*
10.15	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-496-58) (the “UGC 2003 10-K”))
10.16	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.17	2003 Equity Incentive Plan of UGC, effective September 1, 2003 (incorporated by reference to Exhibit 10.9 to the UGC 2003 10-K)
10.18	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty (incorporated by reference to Exhibit 10.23 to the Form 10 Amendment)
10.19	Standstill Agreement between UGC and Liberty, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated January 5, 2004 (File No. 000-496-58))
10.20	Standstill Agreement among UGC, Liberty and the parties named therein, dated January 30, 2002 (terminated except as to (i) UGC’s obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.21)(incorporated by reference to Exhibit 10.9 to UGC’s Registration Statement on Form S-1, dated February 14, 2002 (File No. 333-82776))
10.21	Letter Agreement, dated November 12, 2003, between UGC and Liberty (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated November 12, 2003 (File No. 000-496-58))
10.22	Share Exchange Agreement, dated as of August 18, 2003, among Liberty and the Stockholders of UGC named therein (incorporated by reference to Exhibit 7(j) to Liberty’s Schedule 13D/ A with respect to UGC’s Class A common stock, dated August 21, 2003)
10.23	Amendment to Share Exchange Agreement, dated as of December 22, 2003, among Liberty and the Stockholders of UGC named on the signature pages thereto (incorporated by reference to Exhibit 4.5 to Liberty’s Registration Statement on Form S-3, dated December 24, 2003 (File No. 333-111564))

10.24	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-496-58) (the “UGC July 2004 8-K”))
10.25	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.26	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.27	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant*
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP**
23.2	Consent of KPMG AZSA & Co.**
23.3	Consent of KPMG AZSA & Co.**
23.4	Consent of Finsterbusch Pickenhayn Sibille**
23.5	Consent of KPMG LLP**
23.6	Consent of Ernst & Young LTDA.**
23.7	Information regarding absence of consent of Arthur Andersen LLP**
23.8	Consent of KPMG LLP***
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer***
31.2	Certification of Senior Vice President and Treasurer***
31.3	Certification of Senior Vice President and Controller***
32 — Section 1350 Certification***

*	Filed with the Registrant’s Form 10-K, dated March 14, 2005

**	Filed with the Registrant’s 10-K/A, dated April 28, 2005
*** Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Media Corporation

By	/s/ Bernard G. Dvorak

Bernard G. Dvorak
Senior Vice President and Controller
Dated: May 2, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board, Chief Executive Officer, President and Director	May 2, 2005

/s/ Robert R. Bennett Robert R. Bennett	Vice Chairman	May 2, 2005

/s/ Donne F. Fisher Donne F. Fisher	Director	May 2, 2005

/s/ David E. Rapley David E. Rapley	Director	May 2, 2005

/s/ M. LaVoy Robison M. LaVoy Robison	Director	May 2, 2005

/s/ Larry E. Romrell Larry E. Romrell	Director	May 2, 2005

/s/ J. C. Sparkman J. C. Sparkman	Director	May 2, 2005

/s/ J. David Wargo J. David Wargo	Director	May 2, 2005

/s/ Graham E. Hollis Graham E. Hollis	Senior Vice President and Treasurer (Principal Financial Officer)	May 2, 2005

/s/ Bernard G. Dvorak Bernard G. Dvorak	Senior Vice President and Controller (Principal Accounting Officer)	May 2, 2005

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

-s- Ernst & Young
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

Report of Independent Registered Public Accounting Firm
The Board of Directors
Fox Pan American Sports, LLC and its Subsidiary:
We have audited the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, changes in members’ (deficit) equity and cash flows for the year then ended of Fox Pan American Sports, LLC and its subsidiary (the Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Pan American Sports, LLC, and its subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Miami, Florida
April 16, 2005

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	December 31

	2004	2003

		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$6,947,650	$12,370,241
Accounts receivable, net of allowance of doubtful accounts of $2,622,128 and $4,574,337, respectively	25,418,844	22,680,843
Due from affiliates	747,187	906,469
Broadcast rights, net	3,405,589	9,837,575
Prepaid expenses and other current assets	1,796,695	626,730

Total current assets	38,315,965	46,421,858
Property and equipment, net	631,762	393,835
Other assets	2,180,686	748,268

Total assets	$41,128,413	$47,563,961

LIABILITIES AND MEMBERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,581,428	$8,306,630
Accrued expenses	5,220,339	5,291,422
Broadcast rights payable	3,383,745	8,180,097
Current portion notes payable to members	7,500,000	—
Due to affiliates	2,280,231	3,183,068
Income taxes payable	600,000	—
Deferred revenue	2,990,444	966,669

Total current liabilities	27,556,187	25,927,886
Notes payable to members	19,700,000	22,745,424
Accrued interest to members	4,768,169	1,684,109

Total liabilities	52,024,356	50,357,419
Commitments
Members’ deficit	(10,895,943)	(2,793,458)

	$41,128,413	$47,563,961

See accompanying notes to consolidated financial statements.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004 and 2003, and
period from February 5, 2002 (date of merger) through December 31, 2002

	2004	2003	2002

		Unaudited	Unaudited
Net advertising and subscriber revenue	$90,804,007	$80,507,973	$57,034,958
Sale of broadcast rights	6,772,714	6,001,730	9,427,462

Total revenue	97,576,721	86,509,703	66,462,420
Cost of revenue	77,724,516	85,118,256	93,859,489

Gross margin (loss)	19,852,205	1,391,447	(27,397,069)
Selling, general, and administrative expenses	19,306,028	19,610,630	20,358,515

Operating income (loss)	546,177	(18,219,183)	(47,755,584)
Other income (expense):
Interest expense	(3,084,060)	(1,684,109)	—
Other income (expense), net	(411,340)	1,207,027	(487,654)

Net loss before income taxes	(2,949,223)	(18,696,265)	(48,243,238)
Income tax expense	(5,121,238)	(4,173,940)	(2,870,825)

Net loss	$(8,070,461)	$(22,870,205)	$(51,114,063)

See accompanying notes to consolidated financial statements.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) EQUITY
Years ended December 31, 2004 and 2003, and
period from February 5, 2002 (date of merger) through December 31, 2002

		Accumulated
	Members’	other
	capital	comprehensive	Accumulated	Total members’
	contributions	income	deficit	(deficit) equity

Balance at February 5, 2002 (date of merger) (unaudited)	$31,776,237	$—	$—	$31,776,237
Capital contributions (unaudited)	33,541,416	—	—	33,541,416
Net loss (unaudited)	—	—	(51,114,063)	(51,114,063)
Foreign currency translation adjustment (unaudited)	—	3,908,958	—	3,908,958

Comprehensive loss (unaudited)				(47,205,105)

Balance at December 31, 2002 (unaudited)	65,317,653	3,908,958	(51,114,063)	18,112,548
Capital contributions (unaudited)	4,791,461	—	—	4,791,461
Net loss (unaudited)	—	—	(22,870,205)	(22,870,205)
Foreign currency translation adjustment (unaudited)	—	(2,827,262)	—	(2,827,262)

Comprehensive loss (unaudited)				(25,697,467)

Balance at December 31, 2003 (unaudited)	70,109,114	1,081,696	(73,984,268)	(2,793,458)
Net loss	—	—	(8,070,461)	(8,070,461)
Foreign currency translation adjustment	—	(32,024)	—	(32,024)

Comprehensive loss				(8,102,485)

Balance at December 31, 2004	$70,109,114	$1,049,672	$(82,054,729)	$(10,895,943)

See accompanying notes to consolidated financial statements.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004 and 2003, and
period from February 5, 2002 (date of merger) through December 31, 2002

	2004	2003	2002

		Unaudited	Unaudited
Net loss	$(8,070,461)	$(22,870,205)	$(51,114,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad-debt expense	1,868,463	1,687,504	4,790,420
Equity in earnings of investment, net of amortization	(1,056,361)	(533,710)	105,967
Depreciation and amortization	106,280	19,779	18,483
Deferred income taxes	—	200,940	(200,940)
Changes in operating assets and liabilities:
Accounts receivable	(5,208,686)	(2,648,885)	(16,435,972)
Prepaid expense and other assets	(1,352,179)	(1,057,510)	4,326,198
Accounts payable	1,374,325	3,233,976	1,783,825
Accrued expenses	(1,889,614)	3,957,291	123,008
Due from/to affiliates	287,270	(243,651)	12,120,987
Accrued interest	3,084,060	1,684,109	—
Deferred revenue	2,023,775	959,624	(245,037)
Broadcast rights	1,632,589	(943,080)	1,289,674
Income taxes payable	414,123	71,233	28,987

Net cash used in operating activities	(6,786,416)	(16,482,585)	(43,372,463)

Cash flows from investing activities:
Purchases of property and equipment	(581,562)	(127,330)	(308,970)

Net cash used in investing activities	(581,562)	(127,330)	(308,970)

Cash flows from financing activities:
Members capital contributions	—	4,791,461	36,957,840
Proceeds from notes payable from affiliates and members	1,954,576	15,245,424	—

Net cash provided by financing activities	1,954,576	20,036,885	36,957,840

Net decrease (increase) in cash and cash equivalents	(5,413,402)	3,426,970	(6,723,593)
Cash and cash equivalents, beginning of period	12,370,241	9,283,174	15,495,751
Effect of foreign currency on cash flow	(9,189)	(339,903)	511,016

Cash and cash equivalents, end of period	$6,947,650	$12,370,241	$9,283,174

Supplemental information:
Cash paid for taxes	$4,644,046	$4,512,817	$2,862,867
Non-cash transactions	$2,500,000	$7,500,000	$—
See accompanying notes to consolidated financial statements.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2004 and 2003, and
period from February 5, 2002 (date of merger) through December 31, 2002

(1)	Organization and Nature of Business

(a)	Description of Business
Fox Pan American Sports, LLC (FPAS) was formed on January 29, 2002 as a limited liability company in the State of Delaware. FPAS was formed to provide spanish language television sports programming service to key markets and sale of broadcast rights within North, Central and South America and the Caribbean through pay television sports networks owned by its subsidiary FSLA Holdings, Inc. (FSLAH) and FSLAH’s subsidiaries, Fox Sports Latin America, Ltd. (FSLA), Fox Sports World Espanol, LLC (FSE), Fox Sports Mexico Distribution, LLC (FSMD), Fox Sports Chile Ltda. (FS Chile), Fox Sports Latin America S.A. (FS Argentina) and Fox Pan American Sports Brazil, Ltd.
On February 5, 2002, FPAS entered into an agreement with Fox Sports International SPV, Inc. (FSI SPV), a wholly owned subsidiary of International Sports Programming, LLC, doing business as Fox Sports International (FSI), a division of News Corporation, Pan American Sports Enterprises (PASE) Company, a wholly owned subsidiary of PSE Holdings, LLC, a partnership controlled by Hicks, Muse, Tate, and Furst, Inc. and Liberty Finance, LLC (LFC) a wholly owned subsidiary of Liberty Media Corporation (collectively known as the Contributing Members) whereby FSI SPV contributed 100% of FSLA Holdings, Inc., which included 100% of Fox Sports Latin America, Ltd., 100% of Fox Sports World Espanol, LLC and 100% of Fox Sports Mexico Distribution, LLC, the sports business of its operations in Argentina and Chile, and cash of $7,500,000; PASE contributed a 50% interest in T&T Sports Marketing Limited (T&T) and cash of $5,833,328; and LFC contributed cash of $5,833,438 for certain equity interests in FPAS (the Contribution Agreement).
The above transaction has been deemed to be a roll up transaction with PASE being the acquiring entity and as such accounted for pursuant to the provisions of Statement of Financial Accounting Standard (SFAS) No. 141 Business Combinations. Accordingly all contributions by PASE have been recorded on the historical basis and all contributions by FSI and LFC have been recorded at their fair values as of February 5, 2002. See Note 1(f).

(b)	Basis of Financial Statement Presentation
The accompanying consolidated financial statements include FPAS, its subsidiary FSLAH and its subsidiaries (Company) and have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenue and expenses for the periods presented. Actual results could differ significantly from those estimates.

(2)	Liquidity and Capital Requirements
As of December 31, 2004, the Company had cash and cash equivalents of $6.9 million. The Company has had recurring losses since inception and has relied on capital contributions and other funding from its members. Although the Company believes its cash flow from operations and working capital will fund its ongoing operations, it is possible that the Company may need to seek additional funding in the future.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Summary of Significant Accounting Policies

(a)	Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market accounts with original maturity terms of less than 90 days.

(b)	Revenue Recognition
Revenues are derived from commercial advertisements, subscriber fees, and the resale of programming rights. Revenues from commercial advertisements are recognized as the commercials are aired, net of agency commissions. Subscriber fees received from cable systems and operators are recognized in the period that services are provided. Amounts received in advance of the advertisement period are reflected as deferred revenue on the consolidated opening balance sheets. Revenues generated from all other services are recognized as the services are provided. The Company sells the rights to broadcast certain sporting events. Revenue is recognized when the events occur.
Revenues from customers are generated in the United States and Latin America (Central and South America). The following table presents revenues from customers by geographic area for the years ended December 31, 2004 and 2003 and the period February 5, 2002 (date of merger) to December 31, 2002:

	2004	2003	2002

		Unaudited	Unaudited
United States	$28,351,516	$24,608,432	$19,734,131
Latin America	69,225,205	61,901,271	46,728,289

Total Revenue	$97,576,721	$86,509,703	$66,462,420

(c)	Allowance for Doubtful Accounts Receivable
The Company’s allowance for doubtful accounts receivable is maintained for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company looks at historical write-offs and composition of accounts receivable when determining the allowance for doubtful accounts.

(d)	Property and Equipment
Property and equipment reflects contributions made by FSI and as such are stated at their fair value pursuant to the provisions of SFAS 141 (see note 1) as of February 5, 2002 (date of merger). Major additions and improvements are capitalized while maintenance and repairs which do not extend the lives of the assets are expensed as incurred. Gain or loss on the disposition of property, plant and equipment is recognized in operations when realized. The Company depreciates the cost of its property and equipment using the straight-line method over the respective estimated useful lives which range from 3 to 5 years. Amortization of leasehold improvements is provided over the shorter of their useful lives or the remaining term of the lease using the straight line method.

(e)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2004 management believes that their assets are not impaired.

(f)	Investments in T&T Sports Marketing Ltd
Investment in T&T is comprised of a 50% investment in T&T Sports Marketing Ltd (T&T). T&T is responsible for and owns several broadcasting rights for sports programming matches in South America and sells these rights to open cable television channels. Although the Company owns a 50% interest in T&T, it does not have financial or operational control of the entity and accordingly accounts for its investment in T&T under the equity method. The Company initially recorded its investment based on the historical cost basis of the excess of liabilities over assets of T&T ($3.3 million) and also recorded an intangible asset related to the broadcast rights of T&T of an equal amount, which is being amortized over a five year period. As of December 31, 2004, the Company’s investment and the unamortized intangible asset was $1.5 million and is included in other assets and has purchase commitments of $183.6 million through 2010 but no other funding commitments.
Condensed financial information for T&T consists of the following as of and for the years ended December 31, 2004 and 2003 and for the period from February 5, 2002 (date of merger) through December 31, 2002:

	2004	2003	2002

	Unaudited	Unaudited	Unaudited
Current assets	$3,503,653	$4,077,109	$6,633,826
Noncurrent assets	20,000	480,000	20,000
Current liabilities	2,247,157	6,834,637	8,270,904
Noncurrent liabilities	—	250,000	3,669,174
Stockholders’ equity	1,276,496	(2,527,528)	(5,286,252)
Revenue	39,500,871	37,742,137	37,930,912
Net income	3,804,024	2,758,724	1,478,955

(g)	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
No provision for Federal income taxes is made by FPAS since the members are treated as partners for Federal income tax purposes. All Federal income tax consequences are required by such members. Provision for state taxes is made for states in which limited liability companies are liable for such taxes. The Company has certain foreign subsidiaries that are liable for income taxes in their local jurisdiction. Provision for income taxes has been made for jurisdictions in which the Company’s subsidiaries are liable for such taxes.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Marketing Costs
The Company incurs various marketing and promotional costs to add and maintain viewership. These costs are charged to expense in the period incurred. Marketing costs for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002, were $3.9 million, $2.9 million, and $2.3 million, respectively.

(i)	Foreign Currency Translation
The functional currency of the Company’s operations in Argentina is the applicable local currency. The functional currency for all other international operations is the U.S. dollar. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average rates of exchange prevailing during the respective period. The unrealized gains and losses resulting from such translation are included as a separate component of members’ equity in accumulated other comprehensive income.

(j)	Broadcast Rights
The Company acquires broadcast rights of sports programming to broadcast on its television network. The costs incurred in acquiring sports programming is capitalized and amortized primarily on a straight-line basis, based on the license period or projected useful life of the programming. Broadcast rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing. The Company has single and multi-year commitments to purchase broadcast rights of sports programming. (See note 8.) The Company evaluates the recoverability of broadcast rights costs associated therein against the revenues directly associated with the program material and related expenses. Where an evaluation indicates that a programming contract will result in an ultimate loss, additional amortization is provided to recognize that loss.

(k)	Comprehensive Income
Comprehensive income consists of foreign currency translation adjustments.

(l)	Concentration of Credit and Other Risks
The Company has no significant concentration of credit risk with respect to accounts receivable because of the large number of customers. The Company has operations in Argentina which has experienced significant political and economic changes including severe recessionary conditions and political uncertainty. The Company’s operations may be negatively impacted as the conditions in Argentina remain unstable.

(m)	Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts and notes receivables, payables, and long-term debt. The carrying values for the Company’s financial instruments approximate fair value with the exception at times of long-term debt. As of December 31, 2004, and 2003, the fair value of debt obligations approximated the recorded value.

(n)	Recent Accounting Pronouncements
In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). FIN 46R requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R state that nonpublic entities must apply FIN 46R immediately to all entities created after December 31, 2003, and to all other entities, regardless of the date of creation, no later than the beginning of the first annual reporting period beginning after December 31, 2004.
As the Company is not a public company, thus it is not required to adopt FIN 46R until the fiscal year ended December 31, 2005. The Company owns a 50% interest in T&T, a company that owns and sells sports programming rights. T&T derived $30.1 million or 77% of its revenue from the Company during the year ended December 31, 2004.

(4)	Property and Equipment
Property and equipment consist of the following at:

	December 31

	2004	2003

		Unaudited
Furniture and fixtures	$737,372	$456,727
Less accumulated depreciation	(105,610)	(62,892)

	$631,762	$393,835

(5)	Related-Party Transactions

Fox Sports International
During 2004, 2003 and 2002, the Company has had several service agreements with FSI to provide programming, advertising, affiliate sales, production, technical, corporate and personnel services. The Company recorded expenses related to these services of $21.3 million, $34.8 million, and $37.3 million for 2004, 2003, and 2002, respectively. The ongoing commitments under these agreements are included in note (8).

Torneos y Competencias S.A.
During 2004, 2003, and 2002, the Company has had several services agreements with Torneos y Competencias, S. A. (TyC) an Argentine company and an affiliate of one of the Company’s members to provide advertising and affiliate sales, production and technical services and corporate services. The Company recorded expenses of $2.3 million, $1.7 million and $1.5 million for 2004, 2003, and 2002, respectively. The ongoing commitments under these agreements are included in note (8).

T&T Sports Marketing Company Ltd
The Company has agreements with T&T for the purchase of broadcast rights in relation to sporting events from February 5, 2002 (date of merger) to 60 days subsequent to the last event of the 2010 season. T&T holds the rights for these sporting events in the United States of America, Canada, South America and the Caribbean. The annual license fees incurred to T&T for the sporting events are $30.6 million, $29.0 million and $36.0 million for December 31, 2004, 2003, and 2002, respectively.
In addition, the Company has entered into a month-to-month agreement for the use of T&T’s banner rights and pays for those rights directly to the third party vendor.

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Income Taxes
The components of income tax expense (benefit) for the years ended December 31, 2004 and 2003 and the period from February 5, 2002 through December 31, 2002 are as follows:

	2004	2003	2002

		Unaudited	Unaudited
Current — foreign	$5,121,238	$3,973,000	$3,071,765
Deferred — foreign	—	200,940	(200,940)

Total income tax expense	$5,121,238	$4,173,940	$2,870,825

The tax effects based on jurisdictions in which the Company does business of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2004, and 2003 are as follows:

	2004	2003

		Unaudited
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$2,359,784	$2,157,768
Accrued liabilities	1,332,167	1,872,673
Other items	3,859	3,858
Deferred revenues	1,153,928	373,069
Net operating loss and tax credit carryforwards	17,062,146	17,908,661

Total deferred tax assets	21,911,884	22,316,029

Net deferred tax asset before valuation allowance	21,911,884	22,316,029
Less valuation allowance	(21,911,884)	(22,316,029)

Net deferred tax asset	$—	$—

Income tax expense on income from continuing operations differs from the amount computed by applying the U.S. Federal income tax rate of 35% for 2004, 2003, and 2002 to income from continuing operations before income tax because of the following:

	2004	2003	2002

		Unaudited	Unaudited
Expected income tax benefit	$(1,032,228)	$(6,543,693)	$(16,885,533)
State income taxes	(21,731)	(305,443)	(1,345,215)
Meals & entertainment	159,270	61,011	58,450
Devaluation reserve	412,300	(225,400)	1,400,000
Impact of LLC status	1,217,946	1,184,152	856,488
Changes in valuation allowance	(404,074)	6,359,093	15,956,935
Foreign income taxes	4,521,000	3,973,000	2,726,000
Differential in tax rates	350,730	348,120	(109,800)
Flow through of income/loss from deemed foreign income	(681,975)	(676,900)	213,500
Miscellaneous other	600,000	—	—

	$5,121,238	$4,173,940	$2,870,825

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management has recorded a valuation allowance of $21,911,884 and $22,316,029 for December 31, 2004 and 2003, respectively, to bring the deferred tax assets to a realizable amount.
At December 31, 2004, and 2003, the Company has net operating loss and tax credit carryforwards for federal and foreign income tax purposes, which are available to offset future taxable income, if any, through 2024 and 2023, respectively.

(6)	Notes Payable to Members
Notes payable to members consists of the following at December 31, 2004:

Senior promissory notes with due dates beginning on April 28, 2005, bearing interest at an annual rate of 8%	$10,000,000
Subordinated Convertible Credit Agreement due March 1, 2009, bearing interest at an annual rate of 12%	17,200,000

$27,200,000
Current portion of notes payable to members	7,500,000

$19,700,000

On April 28, 2003, the members entered into a Subordinated Convertible Credit Agreement with the Company whereby the members agreed to lend the Company an aggregate amount of $17.2 million in the form of notes payable of which $15.2 million was funded on April 28, 2003 and $2 million on March 1, 2004. These notes bear interest at a rate of 12% per annum and all mature on March 1, 2009 and are convertible in whole or in part at the option of each member at a conversion price of $0.3179 per LLC unit. No lender may convert its loans unless all members agree to convert their respective loans. The loans will automatically convert upon a change in control. The Company has accrued interest of approximately $3.8 million and $1.4 million as of December 31, 2004 and 2003, respectively.
On April 28, 2003, one of the members entered into a Senior Promissory Note agreement whereby the member agreed to lend the Company an aggregate amount of $10.0 million in certain increments. Each loan will mature two (2) years from advance date and will bear interest at the rate of 8% per annum. The Company has accrued interest of approximately $1.0 million and $0.3 million as for December 31, 2004 and 2003, respectively.
The following is a schedule of the future debt payments as of December 31, 2004:

2005	$7,500,000
2006	2,500,000
2007	—
2008	—
2009	17,200,000

$27,200,000

FOX PAN AMERICAN SPORTS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Members’ Equity
The Company has one class of Members’ Equity. Profits and losses are shared by all members based on their respective percentage of ownership interest. No member shall be liable for any debts of the Company or be required to contribute any additional capital related to deficits incurred. The members’ ownership percentages are as follows:

Percentage
Member	ownership

Pan American Sports Enterprises, Co.	52%
FSI SPV, Inc.	38
Liberty Finance, LLC	10

100%

The ownership percentages above are not reflective of the members’ equity balances as stated on the accompanying consolidated balance sheets.

(8)	Commitments
The Company has commitments under several agreements for varying lengths of time until 2010 to pay for certain sports related broadcasting and programming rights and service agreements. The following is a schedule of future minimum commitments for broadcast rights and programming and service agreements as of December 31, 2004:

2005	$55,078,437
2006	53,232,500
2007	40,369,324
2008	39,002,000
2009	39,002,000
Thereafter	39,002,000

$265,686,261

(9)	Event Subsequent to Date of Report of Independent Registered Public Accounting Firm (Unaudited)
On April 28, 2005, the Company purchased an additional 25% of the common stock of T&T for cash of $2,060,000 and a promissory note having an original principal balance of $7,940,000. The note bears interest at an annual rate of three percent above the one-year London Interbank Offered Rate and matures on December 31, 2006.

EXHIBIT INDEX

Exhibit No.	Description

2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:
2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among New Cheetah, Inc. (now known as Liberty Global, Inc.), the Registrant, UnitedGlobalCom, Inc. (“UGC”), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 17, 2005)
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, dated April 2, 2004 (File No. 000-50671) (the “Form 10”))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, dated May 25, 2004 (File No. 000-50671) (the “Form 10 Amendment”))
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10)
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Form 10)
4.3	Indenture, dated as of April 6, 2004, between UGC and The Bank of New York (incorporated by reference to Exhibit 4.1 to UGC’s Current Report on Form 8-K, dated April 6, 2004 (File No. 000-496-58) (the “UGC April 2004 8-K”))
4.4	Registration Rights Agreement, dated as of April 6, 2004, between UGC and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the UGC April 2004 8-K)
4.5	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (“UPC Broadband”) and UPC Financing Partnership (“UPC Financing”), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-496-58) (the “UGC 2004 10-K”))
4.6	Additional Facility Accession Agreement, dated June 24, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility E Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated June 29, 2004 (File No. 000-496-58))
4.7	Additional Facility Accession Agreement, dated December 2, 2004, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility F Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated December 2, 2004 (File No. 000-496-58))
4.8	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.9	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K

Exhibit No.	Description

4.10	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.11	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
4.12	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith
10 — Material Contracts:
10.1	Reorganization Agreement, dated as of May 20, 2004, among Liberty Media Corporation (“Liberty”), the Registrant and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Form 10 Amendment)
10.2	Form of Facilities and Services Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10 Amendment)
10.3	Agreement for Aircraft Joint Ownership and Management, dated as of May 21, 2004, between Liberty and the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10 Amendment)
10.4	Form of Tax Sharing Agreement between Liberty and the Registrant (incorporated by reference to Exhibit 10.5 to the Form 10 Amendment)
10.5	Form of Credit Facility between Liberty and the Registrant (terminated in accordance with its terms) (incorporated by reference to Exhibit 10.6 to the Form 10 Amendment)
10.6	Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005)**
10.7	Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (As Amended and Restated Effective April 1, 2005)**
10.8	Liberty Media International, Inc. 2004 Incentive Plan Non-Qualified Stock Option Agreement, dated as of June 7, 2004, between John C. Malone and the Registrant (incorporated by reference to Exhibit 7(A) to Mr. Malone’s Schedule 13D/ A (Amendment No. 1) with respect to the Registrant’s common stock, dated July 14, 2004 (File No. 005-79904))
10.9	Form of Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005) Non-Qualified Stock Option Agreement**
10.10	Form of Liberty Media International, Inc. 2004 Non-Employee Director Incentive Plan (As Amended and Restated Effective April 1, 2005) Non-Qualified Stock Option Agreement**
10.11	Liberty Media International, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, dated June 23, 2004 (File No. 333-116790))
10.12	Description of Director Compensation Policy*
10.13	Form of Indemnification Agreement between the Registrant and its Directors*
10.14	Form of Indemnification Agreement between the Registrant and its Executive Officers*
10.15	Stock Option Plan for Non-Employee Directors of UGC, effective June 1, 1993, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.7 to UGC’s Annual Report on Form 10-K, dated March 15, 2004 (File No. 000-496-58) (the “UGC 2003 10-K”))

Exhibit No.	Description

10.16	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.8 to the UGC 2003 10-K)
10.17	2003 Equity Incentive Plan of UGC, effective September 1, 2003 (incorporated by reference to Exhibit 10.9 to the UGC 2003 10-K)
10.18	Amended and Restated Stockholders’ Agreement, dated as of May 21, 2004, among the Registrant, Liberty Media International Holdings, LLC, Robert R. Bennett, Miranda Curtis, Graham Hollis, Yasushige Nishimura, Liberty Jupiter, Inc., and, solely for purposes of Section 9 thereof, Liberty (incorporated by reference to Exhibit 10.23 to the Form 10 Amendment)
10.19	Standstill Agreement between UGC and Liberty, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.2 to UGC’s Current Report on Form 8-K, dated January 5, 2004 (File No. 000-496-58))
10.20	Standstill Agreement among UGC, Liberty and the parties named therein, dated January 30, 2002 (terminated except as to (i) UGC’s obligations under the final sentence of Section 9(b) and (ii) Section 7B and the related definitions in Section 1 as set forth in, and as modified by, the Letter Agreement referenced in Exhibit 10.21)(incorporated by reference to Exhibit 10.9 to UGC’s Registration Statement on Form S-1, dated February 14, 2002 (File No. 333-82776))
10.21	Letter Agreement, dated November 12, 2003, between UGC and Liberty (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated November 12, 2003 (File No. 000-496-58))
10.22	Share Exchange Agreement, dated as of August 18, 2003, among Liberty and the Stockholders of UGC named therein (incorporated by reference to Exhibit 7(j) to Liberty’s Schedule 13D/ A with respect to UGC’s Class A common stock, dated August 21, 2003)
10.23	Amendment to Share Exchange Agreement, dated as of December 22, 2003, among Liberty and the Stockholders of UGC named on the signature pages thereto (incorporated by reference to Exhibit 4.5 to Liberty’s Registration Statement on Form S-3, dated December 24, 2003 (File No. 333-111564))
10.24	Stock and Loan Purchase Agreement, dated as of March 15, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.1 to UGC’s Current Report on Form 8-K, dated July 1, 2004 (File No. 000-496-58) (the “UGC July 2004 8-K”))
10.25	Amendment to the Purchase Agreement, dated as of July 1, 2004, among Suez SA, MédiaRéseaux SA, UPC France Holding BV and UGC (incorporated by reference to Exhibit 10.2 to the UGC July 2004 8-K)
10.26	Shareholders Agreement, dated as of July 1, 2004, among UGC, UPC France Holding BV and Suez SA (incorporated by reference to Exhibit 10.3 to the UGC July 2004 8-K)
10.27	Amended and Restated Operating Agreement dated November 26, 2004, among Liberty Japan, Inc., Liberty Japan II, Inc., LMI Holdings Japan, LLC, Liberty Kanto, Inc., Liberty Jupiter, Inc. and Sumitomo Corporation, and, solely with respect to Sections 3.1(c), 3.1(d) and 16.22 thereof, the Registrant*
21 — List of Subsidiaries*
23 — Consent of Experts and Counsel:
23.1	Consent of KPMG LLP**
23.2	Consent of KPMG AZSA & Co.**

Exhibit No.	Description

23.3	Consent of KPMG AZSA & Co.**
23.4	Consent of Finsterbusch Pickenhayn Sibille**
23.5	Consent of KPMG LLP**
23.6	Consent of Ernst & Young LTDA.**
23.7	Information regarding absence of consent of Arthur Andersen LLP**
23.8	Consent of KPMG LLP***
31 — Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer***
31.2	Certification of Senior Vice President and Treasurer***
31.3	Certification of Senior Vice President and Controller***
32 — Section 1350 Certification***

*	Filed with the Registrant’s Form 10-K, dated March 14, 2005

**	Filed with the Registrant’s Form 10-K/ A, dated April 28, 2005

***	Filed herewith