Form 10-Q
period 2005-03-31
LIBERTY MEDIA INTERNATIONAL INC
filed 2005-05-13
CIK 1284698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
(720) 875-5800
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑
          The number of outstanding shares of Liberty Media International, Inc.’s common stock as of April 29, 2005 was:
Series A common stock 165,554,207 shares; and
Series B common stock 7,264,300 shares.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2005	2004

	amounts in thousands
ASSETS
Current assets:
Cash and cash equivalents	$3,076,092	2,531,486
Trade receivables, net	270,946	201,519
Other receivables, net	68,098	165,631
Other current assets	318,873	293,947

Total current assets	3,734,009	3,192,583

Investments in affiliates, accounted for using the equity method, and related receivables (note 6)	755,093	1,865,642

Other investments	864,623	838,608

Property and equipment, net (note 8)	6,460,367	4,303,099

Intangible assets not subject to amortization:
Goodwill (note 8)	4,520,803	2,667,279
Franchise rights and other	227,807	230,674

	4,748,610	2,897,953

Intangible assets subject to amortization, net	371,391	382,599

Deferred tax assets	38,953	77,313

Other assets, net	302,227	144,566

Total assets	$17,275,273	13,702,363

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31,	December 31,
	2005	2004

	amounts in thousands

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454,767	363,549
Accrued liabilities and other	613,695	667,647
Subscriber advance payments and deposits	343,970	353,069
Current portion of debt and capital lease obligations (note 9)	170,480	36,827

Total current liabilities	1,582,912	1,421,092

Long-term debt and capital lease obligations (note 9)	6,471,308	4,955,919
Deferred revenue (note 10)	402,332	161
Deferred tax liabilities	457,862	458,138
Other long-term liabilities	447,389	409,837

Total liabilities	9,361,803	7,245,147

Commitments and contingencies (note 13)

Minority interests in subsidiaries	2,641,180	1,216,710

Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued 168,555,331 and 168,514,962 shares at March 31, 2005 and December 31, 2004, respectively	1,685	1,685
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 7,264,300 shares	73	73
Series C common stock, $.01 par value. Authorized 500,000,000 shares; no shares issued	—	—
Additional paid-in capital	7,110,525	7,001,635
Accumulated deficit	(1,622,673)	(1,649,007)
Accumulated other comprehensive earnings (loss), net of taxes	(89,430)	14,010
Treasury stock, at cost	(127,890)	(127,890)

Total stockholders’ equity	5,272,290	5,240,506

Total liabilities and stockholders’ equity	$17,275,273	13,702,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,

	2005	2004

	amounts in thousands,
	except per share amounts
Revenue (note 11)	$1,235,250	576,200

Operating costs and expenses:
Operating (other than depreciation) (note 11)	502,275	222,760
Selling, general and administrative (SG&A) (note 11)	284,100	148,012
Stock-based compensation expense — primarily SG&A (note 3)	18,655	63,745
Depreciation and amortization (note 8)	327,591	221,512
Restructuring and other charges (note 14)	4,863	3,901

	1,137,484	659,930

Operating income (loss)	97,766	(83,730)

Other income (expense):
Interest expense (note 11)	(91,028)	(72,485)
Interest and dividend income (note 11)	20,536	8,966
Share of earnings (losses) of affiliates, net (note 6)	(21,324)	16,090
Realized and unrealized gains (losses) on derivative instruments, net (note 7)	85,868	(13,031)
Foreign currency transaction losses, net	(64,762)	(20,858)
Gain (loss) on extinguishment of debt	(11,980)	31,916
Gains (losses) on disposition of assets, net (notes 5 and 12)	69,572	(1,842)
Other income (expense), net	684	(8,178)

	(12,434)	(59,422)

Earnings (loss) before income taxes and minority interests	85,332	(143,152)
Income tax expense	(45,697)	(9,743)
Minority interests in losses (earnings) of subsidiaries, net	(13,301)	68,944

Net earnings (loss)	$26,334	(83,951)

Historical and pro forma earnings (loss) per common share — basic and diluted (note 2)	$0.15	(0.55)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended
	March 31,

	2005	2004

	amounts in thousands
Net earnings (loss)	$26,334	(83,951)

Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	(100,170)	6,774
Reclassification adjustment for foreign currency translation gains included in net earnings (loss)	(855)	—
Unrealized gains (losses) on available-for-sale securities	(1,889)	12,174
Unrealized loss on cash flow hedge	(526)	—

Other comprehensive earnings (loss)	(103,440)	18,948

Comprehensive loss	$(77,106)	(65,003)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three months ended March 31, 2005

						Accumulated
						other
	Common stock			Additional		comprehensive	Treasury	Total
				Paid-In	Accumulated	earnings (loss),	stock,	stockholders’
	Series A	Series B	Series C	Capital	Deficit	net of taxes	at cost	equity

	amounts in thousands
Balance at January 1, 2005	$1,685	73	—	7,001,635	(1,649,007)	14,010	(127,890)	5,240,506
Net earnings	—	—	—	—	26,334	—	—	26,334
Other comprehensive loss, net of taxes	—	—	—	—	—	(103,440)	—	(103,440)
Adjustment due to issuance of stock by J:COM (note 5)	—	—	—	110,512	—	—	—	110,512
Stock issued in connection with equity incentive plans	—	—	—	1,369	—	—	—	1,369
Stock-based compensation, net of taxes (note 3)	—	—	—	(2,648)	—	—	—	(2,648)
Adjustments due to other changes in subsidiary equity, net of taxes	—	—	—	(343)	—	—	—	(343)

Balance at March 31, 2005	$1,685	73	—	7,110,525	(1,622,673)	(89,430)	(127,890)	5,272,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,

	2005	2004

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$26,334	(83,951)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	18,655	63,745
Depreciation and amortization	327,591	221,512
Restructuring and other charges	4,863	3,901
Accretion of interest expense and amortization of deferred financing costs	15,992	2,931
Share of losses (earnings) of affiliates, net	21,324	(16,090)
Realized and unrealized losses (gains) on derivative instruments, net	(85,868)	13,031
Foreign currency transaction losses, net	64,762	20,858
Loss (gain) on extinguishment of debt	11,980	(31,916)
Losses (gains) on disposition of assets, net	(69,572)	1,842
Deferred income tax expense	29,062	12,813
Minority interests in earnings (losses) of subsidiaries	13,301	(68,944)
Non-cash recognition of deferred revenue	(7,826)	—
Other noncash items	—	1,419
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables and other	99,732	753
Payables and accruals	(167,313)	(7,185)

Net cash provided by operating activities	303,017	134,719

Cash flows from investing activities:
Capital expended for property and equipment	(248,690)	(89,546)
Proceeds received upon disposition of assets	91,137	—
Cash received (paid) for acquisitions, net of cash acquired	(78,122)	294,534
Return of cash previously paid into escrow in connection with 2004 acquisition	56,493	—
Net cash received (paid) to purchase or settle derivative instruments	65,876	(32,754)
Purchases of short-term liquid investments	(16,233)	(17,487)
Proceeds from sale of short-term liquid investments	46,869	—
Change in restricted cash	26,019	6,105
Investments in and loans to affiliates and others	(332)	(62,705)
Other investing activities, net	(4,523)	(4,357)

Net cash provided (used) by investing activities	$(61,506)	93,790

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,

	2005	2004

	amounts in thousands
Cash flows from financing activities:
Borrowings of debt	$3,340,448	18,773
Repayments of debt and capital lease obligations	(3,704,802)	(113,594)
Proceeds from issuance of stock by subsidiaries	775,796	475,404
Deferred financing costs	(44,329)	(20,724)
Contributions from Liberty Media Corporation	—	694,710
Other financing activities, net	1,369	833

Net cash provided by financing activities	368,482	1,055,402

Effect of exchange rates on cash	(65,387)	(9,741)

Net increase in cash and cash equivalents	544,606	1,274,170
Cash and cash equivalents:
Beginning of period	2,531,486	12,753

End of period	$3,076,092	1,286,923

Cash paid for interest	$125,587	106,809

Net cash paid for taxes	$16,397	4,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

(1)	Basis of Presentation
      The accompanying condensed consolidated financial statements of Liberty Media International, Inc. (LMI) include the historical financial information of (i) certain international cable television and programming subsidiaries and assets of Liberty Media Corporation (Liberty), which we collectively refer to as LMC International, for periods prior to the June 7, 2004 consummation of the spin off transaction described in note 2 and (ii) LMI and its consolidated subsidiaries for periods following such date. Upon consummation of the spin off, LMI became the owner of the assets that comprised LMC International. In the following text, “we,” “our,” “our company” and “us” may refer, as the context requires, to LMC International (prior to June 7, 2004), LMI and its consolidated subsidiaries (on and subsequent to June 7, 2004) or both.
      Our operating subsidiaries at March 31, 2005 are set forth below:

•	UnitedGlobalCom, Inc. (UGC)

•	LMI/ Sumisho Super Media LLC (Super Media)/ Jupiter Telecommunications Co., Ltd. (J:COM)

•	Liberty Cablevision of Puerto Rico Ltd. (Liberty Cablevision Puerto Rico)

•	Pramer S.C.A. (Pramer)
      UGC — UGC is an international broadband communications provider of video, voice, and Internet access services with operations in 13 European countries and three Latin American countries. UGC’s largest operating segments are located in The Netherlands, France, Austria and Chile. At March 31, 2005, we owned approximately 423.8 million shares of UGC common stock, representing a 53.51% economic interest and a 90.99% voting interest.
      On January 17, 2005, we entered into an agreement and plan of merger with UGC pursuant to which we each will merge with a separate wholly owned subsidiary of a new parent company named Liberty Global, Inc. (Liberty Global), which has been formed for this purpose. For additional information, see note 5.
      Super Media/J:COM — J:COM owns and operates broadband businesses in Japan. At March 31, 2005, we owned a 67.60% controlling ownership interest in Super Media and Super Media owned a 55.46% controlling interest in J:COM. We began consolidating Super Media and J:COM on January 1, 2005. Prior to January 1, 2005, we used the equity method to account for our investment in Super Media/ J:COM. For additional information, see note 5.
      Liberty Cablevision Puerto Rico and Pramer — Liberty Cablevision Puerto Rico is a wholly owned subsidiary that owns and operates cable television systems in Puerto Rico. Pramer is a wholly owned Argentine programming company that supplies programming services to cable television and direct-to-home (DTH) satellite distributors in Latin America and Spain.
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission regulations for complete financial statements. In the opinion of management, these statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our December 31, 2004 Annual Report on Form 10-K/ A.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
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
      We do not control the decision making process or business management practices of our equity affiliates. Accordingly, we rely on management of these affiliates and their independent auditors to provide us with accurate financial information prepared in accordance with GAAP that we use in the application of the equity method. We are not aware, however, of any errors in or possible misstatements of the financial information provided by our equity affiliates that would have a material effect on our condensed consolidated financial statements. For information concerning our equity method investments, see note 6.
      Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2005.

(2)	Earnings (Loss) per Common Share
      Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares (e.g. options and convertible securities) as if they had been exercised or converted at the beginning of the periods presented.
      On June 7, 2004, our common stock was distributed on a pro rata basis to Liberty’s shareholders in a spin off transaction. In connection with the spin off, holders of Liberty common stock on June 1, 2004 received in the aggregate 139,921,145 shares of LMI Series A common stock and 6,053,173 shares of LMI Series B common stock.
      On July 26, 2004, we commenced a rights offering (the LMI Rights Offering) whereby holders of record of LMI common stock on that date received 0.20 transferable subscription rights for each share of LMI common stock held. Pursuant to the terms of the LMI Rights Offering, we issued 28,245,000 shares of LMI Series A common stock and 1,211,157 shares of LMI Series B common stock. As a result of the LMI Rights Offering, certain terms of the then outstanding LMI stock options were modified. All references herein to the number of outstanding LMI stock options reflect these modified terms.
      The pro forma net earnings (loss) per share amounts set forth in the accompanying condensed consolidated statements of operations were computed assuming that the shares issued in the spin off were issued and outstanding since January 1, 2004. In addition, the weighted average share amounts for periods prior to July 26, 2004, the date that certain subscription rights were distributed to stockholders pursuant to the LMI Rights Offering, have been increased by 6,866,484 to give effect to the benefit derived by our

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
stockholders as a result of the distribution of such subscription rights. The details of the calculations of our weighted average common shares outstanding are set forth in the following table:

	Three months ended March 31,

	2005	2004

Basic:
Weighted average common shares outstanding before adjustment	172,791,920	145,974,318
Adjustment for July 2004 LMI Rights Offering	—	6,866,484

Weighted average common shares, as adjusted	172,791,920	152,840,802

Diluted:
Weighted average common shares outstanding before adjustment	172,791,920	145,974,318
Adjustment for July 2004 LMI Rights Offering	—	6,866,484
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	681,164	—

Weighted average common shares, as adjusted	173,473,084	152,840,802

      At March 31, 2005, 4,737,390 potential common shares (as adjusted) were outstanding, of which 21,277 have been excluded from the pro forma calculation of diluted earnings per share for the three months ended March 31, 2005 because their inclusion would be anti-dilutive. All potential common shares represent shares issuable upon the exercise of stock options.

(3)	Stock-Based Compensation

Fair Value Method
      We account for stock-based compensation awards to non-employees and employees of nonconsolidated affiliated companies using the fair market value based method. Under this method, the fair value of the stock based award is determined using the Black-Scholes option-pricing method and is remeasured each period until a commitment date is reached, which is generally the vesting date. Only J:COM had such awards outstanding during the periods presented. J:COM has calculated the fair value of its non-employee stock-based awards using the Black-Scholes option-pricing model with the following assumptions: no dividends, volatility of 40%, a risk-free rate of 3.0% and an expected life of three years. See below for additional information concerning J:COM stock options.

Intrinsic Value Method
      We account for our stock-based compensation awards to our employees using the intrinsic value method. Generally, under the intrinsic value method, (i) compensation expense for fixed-plan stock options is recognized only if the estimated fair value of the underlying stock exceeds the exercise price on the date of grant, in which case, compensation is recognized based on the percentage of options that are vested until the options are exercised, expire or are cancelled, and (ii) compensation for variable-plan options is recognized based upon the percentage of the options that are vested and the difference between the estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options are exercised, expire or are cancelled. We record stock-based compensation expense for our variable-plan options and stock appreciation rights (SARs) using the accelerated expense attribution method. We record

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
compensation expense for restricted stock awards based on the quoted market price of our stock at the date of grant and the vesting period.
      In connection with the spin off and related adjustments to Liberty’s stock incentive awards, options to acquire LMI common stock were issued to our and Liberty’s employees. Consistent with Liberty’s accounting for the adjusted Liberty options and SARs prior to the spin off, we use variable-plan accounting to account for all of such LMI stock options. We also use variable-plan accounting to account for certain LMI stock options granted to LMI employees and directors prior to the LMI Rights Offering. We began to use variable plan accounting for these LMI options as a result of the modification of certain terms of these options in connection with the LMI Rights Offering.
      As a result of the modification of certain terms of its stock options in connection with its February 2004 rights offering, UGC began accounting for stock options that it granted prior to February 2004 as variable-plan options. UGC stock options granted subsequent to February 2004 are accounted for as fixed-plan options.
      The exercise price of employee stock options granted prior to the initial public offering (IPO) by J:COM on March 23, 2005 was subject to adjustment depending on the IPO price. As such, J:COM uses variable-plan accounting for such stock options. Prior to March 23, 2005, no compensation was recorded with respect to these options. See below for additional information concerning J:COM stock options.
      All other employee stock options granted by LMI and its consolidated subsidiaries were granted at fair market value and, as such, are accounted for using fixed-plan accounting.
      As a result of the spin off and the related issuance of options to acquire LMI common stock, certain persons who remained employees of Liberty immediately following the spin off hold options to purchase LMI common stock and certain persons who are our employees hold options, SARs and options with tandem SARs with respect to Liberty common stock. Pursuant to the Reorganization Agreement between our company and Liberty, we are responsible for all stock incentive awards related to LMI common stock and Liberty is responsible for all stock incentive awards related to Liberty common stock regardless of whether such stock incentive awards are held by our or Liberty’s employees. Notwithstanding the foregoing, our stock-based compensation expense is based on the stock incentive awards held by our employees regardless of whether such awards relate to LMI or Liberty common stock. Accordingly, any stock-based compensation that we include in our condensed consolidated statements of operations with respect to Liberty stock incentive awards is treated as a capital transaction that is reflected as an adjustment of additional paid-in capital.
      We also record stock-based compensation expense with respect to an LMI junior stock plan pursuant to which certain LMI officers and an LMI director have an indirect ownership interest in J:COM.
      As further described in note 5, UGC is recording stock-based compensation expense in connection with shares of UGC Class A common stock issued to, and certain Zone Vision Networks Ltd. (Zone Vision) common stock held by, certain selling shareholders of Zone Vision.
      The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if we had applied the fair value method to our outstanding stock-based awards that we have accounted for under the intrinsic value method. As the accounting for the liability-based SARs is the same under the intrinsic value

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
method and the fair value method, the pro forma adjustments included in the following table do not include amounts related to our calculation of compensation expense related to SARs or to options with tandem SARs:

	Three months ended
	March 31,

	2005	2004

	amounts in thousands,
	except per share
	amounts
Net earnings (loss)	$26,334	(83,951)
Add stock-based compensation expense as determined under the intrinsic value method, net of taxes	2,066	16,969
Deduct stock-based compensation expense as determined under the fair value method, net of taxes	(16,124)	(13,879)

Pro forma net earnings (loss)	$12,276	(80,861)

Basic and diluted earnings (loss) per share:
As reported	$0.15	(0.55)

Pro forma	$0.07	(0.53)

J:COM Stock Option Plans
      J:COM maintains subscription-rights option and stock purchase warrant plans for certain directors and employees of J:COM’s consolidated managed franchises and for directors and employees of J:COM’s nonconsolidated managed franchises and other non-employees. Pursuant to these plans, J:COM’s board of directors and shareholders approved the grant of J:COM’s ordinary shares at an initial exercise price of ¥92,000 ($859) per share. The exercise price was subject to adjustment upon an effective IPO to the lower of ¥92,000 per share or the IPO price. The exercise price was adjusted during the first quarter of 2005 to ¥80,000 ($747) per share in connection with the consummation of J:COM’s IPO. For additional information concerning J:COM’s IPO, see note 5.
      The following table summarizes certain information concerning the shares underlying J:COM’s outstanding employee and non-employee stock options and warrants at March 31, 2005:

Options outstanding	208,494
Weighted average exercise price	¥80,000
Weighted average remaining contractual life	6.5 years
Options exercisable	152,758

(4)	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)). Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. In addition, Statement No. 123(R) will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
      We are required to adopt Statement No. 123(R) beginning January 1, 2006. Under Statement No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of Statement No. 123(R), while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of Statement No. 123(R) and we expect that the adoption of Statement No. 123(R) will have a material impact on our results of operations and earnings per share. We have not yet determined the method of adoption for Statement No. 123(R).

(5)	Acquisitions and Dispositions

Proposed Acquisition of UGC Minority Interest
      On January 17, 2005, we entered into an agreement and plan of merger with UGC pursuant to which we each will merge with a separate wholly owned subsidiary of Liberty Global. In the mergers, each outstanding share of LMI Series A common stock and LMI Series B common stock will be exchanged for one share of the corresponding series of Liberty Global common stock. Stockholders of UGC (other than LMI and its wholly owned subsidiaries) may elect to receive for each share of common stock owned either 0.2155 of a share of Liberty Global Series A common stock (plus cash for any fractional share interest) or $9.58 in cash. Cash elections will be subject to proration so that the aggregate cash consideration paid to UGC’s stockholders does not exceed 20% of the aggregate value of the merger consideration payable to UGC’s public stockholders. Completion of the transactions is subject to, among other conditions, approval of both companies’ stockholders, including an affirmative vote of a majority of the voting power of UGC Class A common stock not beneficially owned by our company, Liberty, any of our respective subsidiaries or any of the executive officers or directors of our company, Liberty, or UGC. UGC has set June 14, 2005 and we have set June 15, 2005 as the dates that our respective shareholders will vote on the mergers.
      The proposed mergers will be accounted for as a “step acquisition” by our company of the remaining minority interest in UGC. The purchase price in this step acquisition will include the consideration issued to UGC public stockholders to acquire the UGC interest not already owned by our company and the direct acquisition costs incurred by our company. As UGC currently is one of our consolidated subsidiaries, the purchase price will first be applied to eliminate the minority interest in UGC from our consolidated balance sheet, and the remaining purchase price will be allocated on a pro rata basis to the identifiable assets and liabilities of UGC based upon their respective fair values at the effective date of the proposed merger and the minority interest in UGC (46.49% at March 31, 2005) to be acquired by Liberty Global pursuant to the proposed mergers. Any excess purchase price that remains after amounts have been allocated to the net identifiable assets of UGC will be recorded as goodwill. As the acquiring company for accounting purposes, our company will be the predecessor to Liberty Global and our historical financial statements will become the historical financial statements of Liberty Global.

Consolidation of Super Media and J:COM
      On December 28, 2004, our 45.45% ownership interest in J:COM, and a 19.78% interest in J:COM owned by Sumitomo Corporation (Sumitomo) were combined in Super Media. Super Media’s investment in

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
J:COM was recorded at the respective historical cost bases of our company and Sumitomo on the date that our respective J:COM interests were combined in Super Media. As a result of these transactions, we held a 69.68% noncontrolling interest in Super Media, and Super Media held a 65.23% controlling interest in J:COM at December 31, 2004.
      Due to certain veto rights held by Sumitomo, we accounted for our 69.68% ownership interest in Super Media using the equity method of accounting at December 31, 2004. On February 18, 2005, J:COM announced an IPO of its common shares in Japan. Under the terms of the operating agreement of Super Media, our casting or tie-breaking vote with respect to decisions of the management committee of Super Media became effective upon this announcement. Super Media is managed by a management committee consisting of two members, one appointed by our company and one appointed by Sumitomo. From and after February 18, 2005, the management committee member appointed by our company has a casting or deciding vote with respect to any management committee decision on which our company and Sumitomo are unable to agree. Certain decisions with respect to Super Media will continue to require the consent of both members rather than the management committee. These include any decision to engage in any business other than holding J:COM shares, sell J:COM shares, issue additional units in Super Media, make in-kind distributions or dissolve Super Media, in each case subject to certain exceptions contemplated by the Super Media operating agreement.
      Super Media will be dissolved in February 2010 unless we and Sumitomo mutually agree to extend the term. Super Media may also be earlier dissolved under specified circumstances.
      As a result of the above-described change in the governance of Super Media, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. As we paid no monetary consideration to Sumitomo to acquire the above-described casting vote, we have recorded the consolidation of Super Media at the historical cost bases of our company and Sumitomo. The following table sets forth the

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
adjustments to our consolidated assets and liabilities upon the consolidation of Super Media and J:COM on January 1, 2005:

Increase
(decrease)

amounts
in
thousands
Assets:
Cash	$101,749
Other current assets	158,587
Property and equipment, net	2,427,315
Goodwill	1,875,285
Investments in affiliates	(985,289)
Other assets, net	127,491

Total assets	$3,705,138

Liabilities and stockholders’ equity:
Current liabilities	$372,650
Long-term debt and capital lease obligations	1,895,210
Deferred income tax liabilities	32,979
Other long-term liabilities	591,802
Minority interests in subsidiaries	812,497

Total liabilities and stockholders’ equity	$3,705,138

      On March 23, 2005, J:COM received net proceeds of ¥82,059 million ($774,430,000 at March 23, 2005) in connection with an IPO of its common shares, and on April 20, 2005, J:COM received additional net proceeds of ¥8,710 million ($81,577,000 at April 20, 2005) in connection with the sale of additional common shares upon the April 15, 2005 exercise of the underwriters’ over-allotment option. Also on March 23, 2005, Sumitomo contributed additional J:COM shares to Super Media, increasing Sumitomo’s interest in Super Media to 32.40%, and decreasing our company’s interest in Super Media to 67.60%. Sumitomo is obligated to contribute to Super Media all of its remaining equity interest in J:COM during 2005. Sumitomo and our company are generally required to contribute to Super Media any additional shares of J:COM that either party acquires and to permit the other party to participate in any additional acquisition of J:COM shares during the term of Super Media. After giving effect to Sumitomo’s additional contribution of J:COM shares to Super Media and the consummation of J:COM’s IPO, including the subsequent exercise of the underwriters’ over-allotment option, Super Media’s ownership interest in J:COM was approximately 54.46%. At April 15, 2005, Sumitomo also held an 8.31% direct interest in J:COM and Microsoft Corporation (Microsoft) held a 14.15% beneficial interest in J:COM.
      In connection with the dilution of our ownership interest that resulted from J:COM’s issuance of common shares in March 2005 pursuant to its IPO, we recorded a $110,512,000 gain, which is reflected as an increase to additional paid-in capital in our accompanying condensed consolidated statement of stockholders’ equity. We provided no income taxes on this gain as we ceased providing income taxes on our outside basis in Super Media/ J:COM when we began consolidating these entities on January 1, 2005.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)

Acquisitions of Noos and the Remaining 19.9% Minority Interest in UPC Broadband France
      On July 1, 2004, UPC Broadband France SAS (UPC Broadband France), UGC’s indirect wholly owned subsidiary and owner of UGC’s French broadband video and Internet access operations, acquired Suez-Lyonnaise Télécom SA (Noos), from Suez SA (Suez). Noos is a provider of digital and analog cable television services and high-speed Internet access services in France. The preliminary purchase price was subject to a review of certain historical financial information of Noos and UPC Broadband France. In January 2005 UGC completed its purchase price review with Suez, which resulted in the return of €43,732,000 ($56,493,000 as of January 19, 2005) to UGC from an escrow account.
      On April 6, 2005, UGC exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France for €90,105,000 ($116,189,000 at the transaction date) in cash. This acquisition will be accounted for as a “step acquisition” by UGC. As UPC Broadband France was a consolidated subsidiary of UGC at December 31, 2004, the purchase price will first be applied to eliminate the minority interest in UPC Broadband France from the consolidated balance sheet of UGC, and the remaining purchase price will be allocated on a pro rata basis to the identifiable assets and liabilities of UPC Broadband France based upon their respective fair values at April 6, 2005 and the 19.9% minority interest in UPC Broadband France acquired by UGC on that date. Any excess purchase price that remains after amounts have been allocated to the net identifiable assets of UPC Broadband France will be recorded as goodwill.

Pro Forma Data
      The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2004, give effect to the January 1, 2005 consolidation of Super Media and J:COM and the July 1, 2004 acquisition of Noos (exclusive of the effects of the April 6, 2005 acquisition of the 19.9% minority interest in UPC Broadband France) as if such transactions had been completed as of January 1, 2004. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the consolidation of Super Media and J:COM and the acquisition of Noos had occurred on January 1, 2004. The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable.

Three months ended
March 31, 2004

amounts in thousands,
except per share amounts
Revenue	$1,028,247
Net loss	$(91,189)
Basic and diluted loss per share	$(0.60)

NTL Ireland
      On May 9, 2005, UGC announced that its subsidiary UPC Ireland B.V. (UPC Ireland) had signed a sale and purchase agreement to acquire MS Irish Cable Holdings B.V. (MS Irish Cable), subject to regulatory approval. MS Irish Cable, an affiliate of Morgan Stanley, owns NTL Communications (Ireland) Limited, NTL Irish Networks Limited and certain related assets (together NTL Ireland), which MS Irish Cable acquired from the NTL Group on May 9, 2005. NTL Ireland, Ireland’s largest cable television operator, provides cable television and broadband Internet services to residential customers and managed network services to corporate customers. Certain obligations of UPC Ireland are guaranteed by UGC’s subsidiary United Pan Europe Communications, N.V. (UPC).

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
      MS Irish Cable acquired NTL Ireland on May 9, 2005 for approximately €325 million ($416,485,000 at May 9, 2005) in cash, excluding an adjustment for cash in the business at closing. On that date, UPC Ireland loaned MS Irish Cable approximately €338.6 million ($433,913,000 at May 9, 2005) to fund the purchase price for NTL Ireland and MS Irish Cable’s working capital needs pursuant to a loan agreement (the Loan Agreement). Interest accrues annually on the loan in an amount equal to 100% of MS Irish Cable’s profits for the interest period and becomes payable on the date of repayment or prepayment of the loan. The final maturity of the loan is May 9, 2065, but the indebtedness incurred under the Loan Agreement may be prepaid at any time without penalty.
      UPC Ireland’s acquisition of MS Irish Cable from MS Irish Cable’s parent company, Morgan Stanley Dean Witter Equity Funding, Inc. (MSDW Equity), is subject to receipt of applicable Irish regulatory approval. Upon closing, UPC Ireland will pay MSDW Equity, as consideration for all of the outstanding share capital of MS Irish Cable and any MS Irish Cable indebtedness owed to MSDW Equity and its affiliates, an amount (the Purchase Price) equal to MSDW Equity’s net investment in MS Irish Cable plus interest on the amount of the net investment at a rate per annum equal to EURIBOR (which stands for Euro Interbank Offered Rate) + 1.2%, compounded daily, for the period of its investment through the date of the disposition, together with any value added tax thereon plus an amount equal to certain costs and expenses incurred by MSDW Equity in connection with the transaction.
      If regulatory approval for UPC Ireland’s acquisition of MS Irish Cable (including its subsidiary NTL Ireland) is not received by February 3, 2006 or, if prior to that date, the appropriate authority has expressly and conclusively refused to grant the necessary approval, MSDW Equity may sell its direct or indirect interest in NTL Ireland to any third party for such consideration and on such terms and conditions as MSDW Equity determines in its sole discretion. UPC Ireland has agreed to make MSDW Equity whole with respect to any economic effect on MSDW Equity regarding the acquisition, ownership and subsequent transfer of the NTL Ireland interest. In connection with such a sale of the NTL Ireland interest to a third party, UPC Ireland has granted MSDW Equity an option to require UPC Ireland to sell to MSDW Equity or its nominee (the Call Option) all of UPC Ireland’s interest in the indebtedness owed to it under the Loan Agreement at a price equal to the total consideration (including the amount of debt directly or indirectly assumed) that MSDW Equity and its affiliates will receive for sale or liquidation of the direct or indirect NTL Ireland interest, less the Purchase Price and the amount of certain expenses and costs, without duplication, incurred by MSDW Equity and its affiliates in connection with the sale, ownership and earlier acquisition of NTL Ireland and a customary advisory fee to be agreed upon. UPC Ireland’s obligations under the Call Option are secured by a security assignment of UPC Ireland’s right to the receivable under the Loan Agreement and a Dutch pledge over such receivable.
      In connection with the transaction, UPC Ireland has agreed to pay MSDW Equity or its affiliates an arrangement fee of €4.0 million ($5,126,000 at May 9, 2005) and €150,000 ($192,000 at May 9, 2005) for each month that MS Irish Cable holds its interest in NTL Ireland as well as to reimburse it for its reasonable costs and expenses associated with the transaction. UPC Ireland has agreed to indemnify MSDW Equity and its affiliates with respect to any losses, liabilities and taxes incurred in connection with the transaction.
      The make whole arrangement with MSDW Equity is considered to be a variable interest in MS Irish Cable, which is a variable interest entity under the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. As UGC is responsible for any losses to be incurred by MSDW Equity in connection with its acquisition, ownership and ultimate disposition of NTL Ireland, UGC is required to consolidate MS Irish Cable and its subsidiaries, including NTL Ireland, as of the closing date of MS Irish Cable’s acquisition of NTL Ireland. If MS Irish Cable reports consolidated net earnings during periods in

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
which the make whole arrangement is in effect, UGC will allocate the full amount of any such net earnings to minority interests’ share of earnings. However, if MS Irish Cable reports a consolidated net loss, UGC will not allocate any portion of such net loss to the minority interests’ share of losses. MS Irish Cable’s acquisition of NTL Ireland will be accounted for using the purchase method of accounting.

Other Acquisitions
      Zone Vision — In January 2005, chellomedia acquired the Class A shares of Zone Vision. The consideration for the transaction consisted of $50,000,000 in cash and 1,629,284 shares of UGC’s Class A common stock valued at $14,973,000. UGC incurred $2,154,000 of direct acquisition costs related to this transaction. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia’s Club channel business. Zone Vision is a programming company focused on the ownership, management and distribution of pay television channels.
      The Zone Vision Class A shares purchased by chellomedia represent an 87.5% interest in Zone Vision on a fully diluted basis. A group of the selling shareholders have been retained as employees of Zone Vision after the acquisition. These employees hold Class B1 shares of Zone Vision (representing the remaining 12.5% interest in Zone Vision) and, subject to the terms of an escrow agreement, are entitled to the UGC Class A common stock that UGC issued as purchase consideration. The Class B1 shares and the UGC Class A common stock vest through the continuing employment of one or more of such employees over five years at a rate of 5% per quarter. However, the vesting of 40% of the UGC Class A common stock also is subject to the achievement of performance targets by the end of 2006. As the vesting of the Class B1 shares and the shares of UGC Class A common stock are linked to continuing employment, UGC accounted for these shares as stock-based compensation. At the closing date, UGC did not record a minority interest in Zone Vision as the Class B1 shares were not then vested.
      Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on the third anniversary of the closing, and 100% of their interest on the fifth anniversary of the closing. Chellomedia has corresponding call rights. The price payable upon exercise of the put or call will be the then fair value. The fair value to settle the put is capped at an amount equal to ten times earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the Zone Vision shareholders agreement, calculated on a run rate basis for the full financial quarter immediately preceding the date of any exercise of a put.
      Telemach — On February 10, 2005, UPC Broadband Holding, B.V. (UPC Broadband Holding), UGC’s wholly owned subsidiary, acquired 100% of the shares in Telemach d.o.o., a broadband communications provider in Slovenia, for €70,985,000 ($91,370,000) in cash. UGC purchased Telemach to increase its market presence in Central and Eastern Europe.
      Chofu — On February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41,932,000 at February 25, 2005) to acquire each entities’ respective interests in Chofu Cable, Inc. (Chofu Cable), a Japanese broadband communications provider, and to acquire from Microsoft equity interests in certain telecommunications companies. Our share of the consideration was ¥972 million ($9,221,000 at February 25, 2005). As a result of this transaction, J:COM owns an approximate 92% equity interest in Chofu Cable.
      Accounting Treatment of Zone Vision, Telemach and Chofu Acquisitions — UGC accounted for the Zone Vision and Telemach transactions and J:COM accounted for the Chofu acquisition using the purchase method of accounting. Under the purchase method of accounting, the preliminary purchase price was

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
allocated to the acquired identifiable tangible and intangible assets and liabilities based upon their respective fair values, and the excess of the purchase price over the fair value of such net identifiable assets was allocated to goodwill. The preliminary accounting for these transactions, as reflected in these condensed consolidated financial statements, is subject to adjustment based upon the final assessment of the fair values of the identifiable tangible and intangible assets and liabilities of Zone Vision, Telemach and Chofu. Such potential adjustments could result in significant changes to the preliminary accounting for these transactions and to the impact of these transactions on our company’s condensed consolidated operating results.

Dispositions
      EWT Holding GmbH — In January 2005, UGC sold its indirect 28.7% interest in EWT Holding GmbH (EWT), which indirectly owned a broadband communications provider in Germany, for €30,000,000 ($39,241,000) in cash. UGC received €27,000,000 ($35,439,000) of the sale price in January 2005, and expects to receive the remainder in the next few months. UGC recorded a gain of $28,186,000 on this transaction.
      In March 2005, we completed the sale of a subscription right with respect to Cablevisión S.A. (Cablevisión) to an unaffiliated third party for aggregate cash consideration of $40,527,000. For additional information, see note 12.
      In April 2005, we completed the sale of our interests in Torneos y Competencias S.A. (TyC) and Fox Pan American Sports, LLC (FPAS). For additional information, see note 6.

(6)	Investments in Affiliates Accounted for Using the Equity Method
      Our affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. The following table includes our carrying value and percentage ownership of certain of our investments in affiliates:

			December 31,
	March 31, 2005		2004

	Percentage	Carrying	Carrying
	ownership	amount	amount

	dollar amounts in thousands
Super Media/ J:COM	*	$—	1,052,468
Jupiter Programming Co., Ltd. (JPC)	50%	272,242	290,224
Telenet Group Holdings N.V. (Telenet)	19%	205,281	232,649
Mediatti Communications, Inc. (Mediatti)	37%	52,006	58,586
Metrópolis-Intercom S.A. (Metrópolis)	50%	47,812	57,344
Other	Various	177,752	174,371

		$755,093	1,865,642

*	For information concerning our ownership interest in Super Media and Super Media’s ownership interest in J:COM, see note 5.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
      The following table reflects our share of earnings (losses) of affiliates including any other-than-temporary declines in value:

	Three months ended
	March 31,

	2005	2004

	amounts in thousands
Super Media/ J:COM	$—	16,414
JPC	8,612	3,331
Telenet	(5,939)	—
Mediatti	(4,088)	(867)
Metrópolis	(6,782)	(3,281)
TyC	(18,468)	1,883
Other	5,341	(1,390)

	$(21,324)	16,090

Super Media/ J:COM
      Due to certain veto rights held by Sumitomo, we accounted for our 69.68% ownership interest in Super Media using the equity method of accounting at December 31, 2004. As a result of the change in the governance of Super Media (as further described in note 5), we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005.
      Summarized financial information of J:COM for the periods in which we used the equity method to account for J:COM is as follows (amounts in thousands):

December 31,
2004

Financial Position
Investments	$65,178
Property and equipment, net	2,441,196
Intangible and other assets, net	1,783,162

Total assets	$4,289,536

Debt	$2,260,805
Other liabilities	677,595
Owners’ equity	1,351,136

Total liabilities and owners’ equity	$4,289,536

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)

Three
months
ended
March 31,
2004

Results of Operations
Revenue	$359,367
Operating, selling, general and administrative expenses	(217,839)
Stock compensation expense	(156)
Depreciation and amortization	(84,832)

Operating income	56,540
Interest expense, net	(18,530)
Other, net	(1,695)

Net earnings	$36,315

Telenet
      On December 16, 2004, chellomedia Belgium I BV and chellomedia Belgium II BV, UGC’s indirect wholly owned subsidiaries (collectively, chellomedia Belgium), acquired our wholly owned subsidiary Belgian Cable Holdings (BCH) for $121,068,000 in cash. BCH’s only assets were debt securities of Callahan Partners Europe (CPE) and one of two entities majority owned by CPE (the InvestCos) and related contract rights. The purchase price was equal to our carrying value for the debt securities, which included an unrealized gain of $10,517,000. On December 17, 2004, UGC entered into a restructuring transaction with CPE and certain other parties. In this restructuring, BCH purchased equity of Belgian Cable Investors, LLC (Belgian Cable Investors), consisting of a 78.4% common equity interest and a 100% preferred equity interest for cash proceeds of $137,950,000 and the InvestCo debt security. Belgian Cable Investors then distributed $115,592,000 of these proceeds to CPE, which used the proceeds to repurchase the CPE debt securities held by BCH. CPE owns the remaining 21.6% of the common equity of Belgian Cable Investors. Belgian Cable Investors holds an indirect 14.1% interest in Telenet, and certain call options expiring in 2007 and 2009 to acquire 3.36 million shares (11.6%) and 5.11 million shares (17.6%), respectively, of the outstanding equity of Telenet from existing shareholders. Belgian Cable Investors’ indirect 14.1% interest in Telenet results from its majority ownership of the InvestCos, which hold in the aggregate 18.99% of the common stock of Telenet, and a shareholders agreement among Belgian Cable Investors and three unaffiliated investors in the InvestCos that governs the voting and disposition of 21.36% of the stock of Telenet, including the stock held by the InvestCos. As further described in note 13, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007.

VTR and Metrópolis Merger
      On April 13, 2005, VTR GlobalCom S.A. (VTR) completed its previously announced merger with Metrópolis. Prior to the merger, Metrópolis was owned 50% by our company and 50% by Cristalerías de Chile S.A. (Cristalerías). In exchange for its equity interest in Metrópolis, Cristalerías received a 20% interest in VTR and an option to require UGC to purchase Cristalerías’ equity interest in VTR at fair market value, subject to a $140,000,000 floor price, and its debt interest in VTR at par plus unpaid interest. This put option, which is payable in cash or stock of UGC, our company, Liberty or, if we complete our proposed merger,

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
Liberty Global, or a combination of cash and stock, at UGC’s option, may be exercised at any time between the first and tenth anniversaries of the closing date. We have guaranteed UGC’s obligations under this put option, and UGC has agreed to indemnify us for any losses arising as a result of our guarantee of its obligations under this put option. For our equity interest in Metrópolis, we received VTR indebtedness which the parties valued at approximately $100,000,000 at the time of issuance. We have also agreed with UGC that UGC will acquire our subsidiary that holds this VTR indebtedness if the proposed merger between UGC and us does not close for consideration of 10,000,000 shares, subject to adjustment, of UGC’s Class A common stock. In connection with the merger, VTR also assumed Metrópolis indebtedness owed to subsidiaries of Cristalerías and our company with an aggregate value of approximately $21 million.
      In connection with the Metrópolis merger, VTR borrowed ChP35.337 billion ($60,163,000) on the VTR Bank Facility (see note 9) and received binding commitments for an additional ChP14.7238 billion ($25,068,000). Net proceeds were used to refinance Metrópolis bank debt, payment of fees arising from this transaction and working capital requirements. Binding commitments are available solely to refinance a promissory note between Metrópolis and a third party which is due on July 3, 2005.

Disposition of Interests in TyC and FPAS
      On April 29, 2005, we sold our entire equity interest in FPAS, and a $4 million convertible subordinated note issued by FPAS, to another unaffiliated member of FPAS for a cash purchase price of $5,000,000. In addition, our majority owned subsidiary, Liberty Programming Argentina, LLC (LPA LLC), sold its entire equity interest in TyC to an unrelated entity for total consideration of $20,940,000, consisting of $13,000,000 in cash and a $7,940,000 secured promissory note issued by FPAS and assigned to our company by the purchaser. The minority owner of LPA LLC is entitled to approximately $4.4 million of the total consideration received in connection with the sale of TyC. At March 31, 2005, we considered our investments in TyC and FPAS to be held for sale. As a result, we included cumulative foreign currency translation losses of $85,984,000 in the carrying value of our investment in TyC for purposes of our March 31, 2005 impairment assessment. As a result of this analysis, we recorded a $25,389,000 impairment charge during the three months ended March 31, 2005 to write-off the full amount of our investment in the equity of TyC at March 31, 2005. This impairment charge is included in share of earnings (losses) of affiliates, net in the accompanying condensed consolidated statement of operations. In the second quarter of 2005, we will recognize an additional pre-tax loss of approximately $65 million in connection with the April 29, 2005 sale of TyC and the related realization of cumulative foreign currency translation losses. Pursuant to GAAP, the recognition of cumulative foreign currency translation gains or losses is permitted only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)

(7)	Derivative Instruments
      The following table provides detail of the fair value of our derivative instrument assets (liabilities), net:

	March 31,	December 31,
	2005	2004

	amounts in thousands
UGC cross-currency and interest rate swaps	$6,512	(25,648)
UGC interest rate caps	(5,597)	2,384
Foreign exchange contracts	3,707	(5,257)
Variable forward transaction (News Corp. Class A common stock)	1,643	(3,305)
Call agreements on LMI Series A common stock	—	49,218
Total return debt swaps	—	23,731
Other	(1,043)	(48)

Total(1)	$5,222	41,075

Current asset	$6,005	73,507
Current liability	(496)	(14,636)
Long-term asset	16,680	2,568
Long-term liability	(16,967)	(20,364)

Total(1)	$5,222	41,075

(1)	Excludes embedded derivative component of UGC Convertible Notes as amount is presented in long-term debt and capital lease obligations in the accompanying condensed consolidated balance sheet. See note 9.
      Realized and unrealized gains (losses) on derivative instruments are comprised of the following amounts:

	Three months ended
	March 31,

	2005	2004

	amounts in thousands
UGC embedded derivatives	$55,159	—
UGC cross-currency and interest rate swaps	30,388	3,475
UGC interest rate caps	(10,208)	(7,500)
Foreign exchange contracts	7,046	(9,476)
Variable forward transaction (News Corp. Class A common stock)	4,947	—
Total return debt swaps	(1,633)	470
Other	169	—

	$85,868	(13,031)

UGC Embedded Derivatives
      The most significant embedded derivative is the equity derivative that is embedded in the UGC Convertible Notes. For additional information, see note 9.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)

UGC Cross-currency and Interest Rate Swaps and Caps
      During the first and second quarter of 2004, UGC purchased interest rate caps for a total of $21,442,000 capping the variable interest rate at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totaling €2.25 billion to €2.6 billion. In June 2003, UGC entered into a cross currency and interest rate swap pursuant to which a notional amount of $347.5 million was swapped at an average rate of 1.133 euros per U.S. dollar until July 2005, with the variable LIBOR (which stands for London Inter Bank Offer Rate) interest rate (including margin) swapped into a fixed interest rate of 7.85%. Following the prepayment of part of Facility C of the UPC Broadband Bank Facility (see note 9) in December 2004, UGC paid down this swap with a cash payment of $59,100,000 and unwound a notional amount of $171,480,000. The remaining notional amount of $176,020,000 was reset at a euro to U.S. dollar exchange rate of 1.3158 to 1 until the refinancing of the UPC Broadband Bank Facility (see note 9) in March 2005, when this swap was terminated.
      In connection with the refinancing of the UPC Broadband Bank Facility (see note 9) in December 2004, UGC entered into a seven year cross currency and interest rate swap pursuant to which a notional amount of $525.0 million was swapped at a rate of 1.3342 euros per U.S. dollar until December 2011, with the variable interest rate of LIBOR + 300 basis points swapped into a variable rate of EURIBOR + 310 basis points for the same time period.
      In connection with the refinancing of the UPC Broadband Bank Facility (see note 9) in March 2005, UGC: (i) entered into a seven and a half year cross currency and interest rate swap pursuant to which a notional amount of $1.225 billion was swapped at a rate of 1.325 euros per U.S. dollar until October 2012, with the variable interest rate of LIBOR + 250 basis points swapped into an all inclusive fixed rate of 6.06%; (ii) entered into a five-year interest rate swap pursuant to which a notional amount of €1.0 billion was swapped into a fixed interest rate of 3.28% until April 2010; (iii) entered into an interest rate swap pursuant to which a notional amount of €525.0 million was swapped into a fixed interest rate of 2.2625% from April through December 2005; (iv) entered into an interest rate swap pursuant to which a notional amount of €550.0 million was swapped into a fixed interest rate of 2.325% from July through December 2005; and (v) purchased interest rate caps that capped the variable EURIBOR interest rate at 3.5% on a notional amount of €750.0 million for 2007.

Foreign Exchange Contracts
      In order to reduce our foreign currency exchange risk related to our cash balances that are denominated in Japanese yen and our consolidated investment in Super Media/ J:COM, we have entered into collar agreements with a notional amount of ¥ 20 billion ($186,654,000). These collar agreements have a weighted average remaining term of less than one month, an average call price of ¥ 101/ U.S. dollar and an average put price of ¥ 106/ U.S. dollar. During the three months ended March 31, 2005, we paid $1,918,000 to settle yen collar contracts.

Variable Forward Transaction
      Prior to the spin off, Liberty contributed to our company 10,000,000 shares of News Corp. Class A common stock, together with a related variable forward transaction. In connection with the sale of 4,500,000 shares of News Corp. Class A common stock during the fourth quarter of 2004, we paid $3,429,000 to terminate the portion of the variable forward transaction that related to the shares that were sold. At March 31, 2005, the forward, which was scheduled to expire on September 17, 2009, provided (i) us with the right to effectively require the counterparty to buy 5,500,000 shares of News Corp. Class A common stock at a price of $15.72 per share, or an aggregate price of $86,460,000 (the Floor Price), and (ii) the counterparty

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
with the effective right to require us to sell 5,500,000 shares of News Corp. Class A common stock at a price of $26.19 per share. On April 7, 2005, we terminated the variable forward transaction and received cash proceeds of $1,650,000.

Call Agreements on LMI Series A common stock
      During the fourth quarter of 2004, we entered into call option contracts pursuant to which we contemporaneously (i) sold call options on 1,210,000 shares of LMI Series A common stock at exercise prices ranging from $39.5236 to $41.7536, and (ii) purchased call options on 1,210,000 shares with an exercise price of zero. As structured with the counterparty, these instruments have similar financial mechanics to prepaid put option contracts. We received cash proceeds of $49,387,000 in connection with the expiration of these contracts during the first quarter of 2005.

Total Return Debt Swaps
      At December 31, 2004, we were a party to total return debt swaps in connection with (i) bank debt of a subsidiary of UPC, and (ii) public debt of Cablevisión. During the first quarter of 2005, we received cash proceeds of $21,952,000 upon termination of the Cablevisión and UPC subsidiary total return swaps.

J:COM Derivatives
      Foreign Currency Forward Contracts — J:COM has several outstanding forward contracts with a commercial bank to reduce foreign currency exposures related to U.S. dollar-denominated equipment purchases and other firm commitments. As of March 31, 2005 such forward contracts had an aggregate notional amount of ¥1,484 million ($13,849,000), and expire on various dates through December 2005. The forward contracts have not been designated as hedges. Accordingly, changes in the fair value of these contracts are recorded in operations. The fair value of these contracts at March 31, 2005 was not material.
      Interest Rate Swaps and Caps — At March 31, 2005, the aggregate notional amount of J:COM’s interest rate swap agreements was ¥45 billion ($419,972,000). These swap agreements, which expire on various dates through 2009, effectively fix the TIBOR (which stands for Tokyo Interbank Offered Rate) component of the variable interest rates on borrowings pursuant to J:COM’s Senior Facility (see note 9). J:COM accounts for these derivative instruments as cash flow hedging instruments. Derivative instruments that are accounted for as cash flow hedging instruments are carried at fair value, with changes in fair value reflected in other comprehensive earnings (loss), net. The fair value of these swap agreements at March 31, 2005 was not material.
      In January 2005, J:COM settled interest rate swap agreements and an interest rate cap agreement with an aggregate notional amount of ¥24 billion ($223,985,000). The loss recognized in operations during the three months ended March 31, 2005 in connection with the settlement of these swap and cap agreements was not material.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)

(8)	Long-Lived Assets

Property and equipment, net
      The details of property and equipment and the related accumulated depreciation are set forth below:

	March 31,	December 31,
	2005	2004

	amounts in thousands
Cable distribution systems	$8,530,423	5,280,307
Support equipment, buildings and land	157,738	23,601

	8,688,161	5,303,908
Accumulated depreciation	(2,227,794)	(1,000,809)

Property and equipment, net	$6,460,367	4,303,099

      Depreciation expense related to our property and equipment was $306,196,000 and $205,483,000 for the three months ended March 31, 2005 and 2004, respectively.
      At March 31, 2005 and December 31, 2004, the amount of property and equipment, net, and other assets, net, recorded under capital leases was $327,396,000 and $335,555,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.
      During the three months ended March 31, 2005, we recorded $30,183,000 of non-cash increases to our property and equipment as a result of assets acquired under capital lease arrangements, including $29,595,000 that were acquired by J:COM.

Goodwill
      Changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

			Release of
			pre-acquisition
			valuation	Foreign currency
	January 1,		allowance and	translation	March 31,
	2005	Acquisitions	other	adjustments	2005

	amounts in thousands
UGC Broadband — The Netherlands	$823,496	—	(1,634)	(33,609)	788,253
UGC Broadband — France	6,494	—	541	(216)	6,819
UGC Broadband — Austria	545,214	—	(1,840)	(22,251)	521,123
UGC Broadband — Other Europe	596,415	63,416	(5,113)	(22,188)	632,530
UGC Broadband — Chile (VTR)	199,086	—	(1,471)	(9,509)	188,106
J:COM(1)	2,077,861	37,792	(4,380)	(61,273)	2,050,000
All other	293,998	40,255	—	(281)	333,972

Total LMI	$4,542,564	141,463	(13,897)	(149,327)	4,520,803

(1)	The January 1, 2005 balance for J:COM includes $1,875,285,000 that is associated with the January 1, 2005 consolidation of Super Media and J:COM. See note 5.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)

(9)	Debt and Capital Lease Obligations
      The U.S. dollar equivalents of the components of our company’s consolidated debt are as follows:

	March 31,	December 31,
	2005	2004

	amounts in thousands
Debt (excluding capital lease obligations):
UGC	$4,752,420	4,804,554
J:COM	1,401,376	—
Liberty Cablevision Puerto Rico and Pramer	137,834	139,838
Capital lease obligations of UGC and J:COM	350,158	48,354

Total debt and capital lease obligations	6,641,788	4,992,746
Current maturities	(170,480)	(36,827)

Total long-term debt and capital lease obligations	$6,471,308	4,955,919

UGC Debt
      The U.S. dollar equivalents of the components of UGC’s debt are as follows:

	March 31,	December 31,
	2005	2004

	amounts in thousands
UPC Broadband Bank Facility	$3,985,596	3,927,830
UGC Convertible Notes	588,997	655,809
Other UGC debt, excluding capital lease obligations	177,827	220,915

Total	$4,752,420	4,804,554

UPC Broadband Bank Facility
      The UPC Broadband Bank Facility is the senior secured credit facility of UPC Broadband Holding B.V. (UPC Broadband), an indirect wholly owned subsidiary of United Pan-Europe Communications N.V. (UPC), a subsidiary of UGC. The UPC Broadband Bank Facility, originally executed in October 2000, is secured by the assets of UPC Broadband’s majority-owned operating companies, and is senior to other long-term debt obligations of UPC. The indenture governing the UPC Broadband Bank Facility contains covenants that limit among other things, UPC Broadband’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of any assets unless in the ordinary course of business, enter or guarantee a loan and enter into a hedging arrangement.
      The indenture also restricts UPC Broadband from transferring funds to its parent company (and indirectly to UGC) through loans, advances or dividends. If a change of control exists with respect to UGC’s ownership of UGC Europe, UGC Europe’s ownership of UPC Broadband or UPC Broadband’s ownership of its respective subsidiaries, the facility agent may cancel each Facility and demand full payment. The UPC Broadband Bank Facility requires compliance with various financial covenants such as: (i) senior debt to annualized EBITDA (as defined in the UPC Broadband Bank Facility), (ii) EBITDA to total cash, (iii) EBITDA to senior debt service, (iv) EBITDA to senior interest and (v) total debt to annualized EBITDA.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
      On March 8, 2005, the UPC Broadband Bank Facility was amended to permit indebtedness under: (i) a new €1,000.0 million term loan facility (Facility G) maturing in full on April 1, 2010; (ii) a new €1,500.0 million term loan facility (Facility H) maturing in full on September 1, 2012, of which $1,250,000 million was denominated in U.S. dollars and then swapped into euros through a 7.5 year cross-currency swap; and (iii) a €500.0 million revolving credit facility (Facility I) maturing in full on April 1, 2010. In connection with this amendment, €166.8 million of the existing revolving credit facility (Facility A) was cancelled, reducing Facility A to a maximum amount of €500.0 million. The proceeds from Facilities G and H were used primarily to prepay all amounts outstanding under existing term loan facilities B, C and E, fund certain acquisitions and pay transaction fees. The aggregate borrowing capacity of €1,000.0 million under Facilities A and I can be used to fund acquisitions and for general corporate purposes, subject to compliance with applicable covenants, as further described below. As a result of this amendment, the weighted average maturity of the UPC Broadband Bank Facility was extended from approximately 4 years to approximately 6 years, with no principal payments required until 2010, and the weighted average interest margin on the facility was reduced by approximately 0.25% per annum. The amendment also provided for additional flexibility on certain covenants and the funding of acquisitions.
      The U.S. dollar equivalents of the components of the UPC Broadband Bank Facility are as follows:

		March 31, 2005

	Denomination		Outstanding	December 31,
Facility	Currency	Interest rate(4)	principal amount	2004

			amounts in thousands
A(1)(2)	Euro	EURIBOR + 2.75%	$—	—
B	Euro	—	—	1,581,927
C1	Euro	—	—	60,464
C2	USD	—	—	176,020
E	Euro	—	—	1,393,501
F1(1)	Euro	EURIBOR + 4.00%	183,126	190,918
F2(1)	USD	LIBOR + 3.50%	525,000	525,000
G	Euro	EURIBOR + 2.50%	1,308,045	—
H1	Euro	EURIBOR + 2.75%	719,425	—
H2	USD	LIBOR + 2.75%	1,250,000	—
I(1)(2)	Euro	EURIBOR + 2.50%	—	—

Total			$3,985,596	3,927,830

(1)	The interest rate margin is variable based on certain leverage ratios.

(2)	Facilities A and I are revolving credit facilities, and each provides up to €500 million ($654 million) of borrowing capacity that can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on March 31, 2005 covenants, the aggregate amount that was available for borrowing under these Facilities was approximately €500 million ($654 million). As a result of scheduled changes in required covenants at December 31, 2005 and future compliance dates, the ability of UGC to maintain or increase the borrowing availability under these Facilities is dependent on its ability to increase its EBITDA or reduce its senior debt. Facility A provides for an annual commitment fee of 0.5%, and Facility I provides for an annual commitment fee of 0.75%, of the unused portion of each Facility.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)

(3)	As of March 31, 2005, six month EURIBOR and LIBOR rates were approximately 2.2% and 3.4%, respectively. The weighted-average interest rate on all Facilities at March 31, 2005 was approximately 5.0%.

UGC Convertible Notes
      On April 6, 2004, UGC completed the offering and sale of €500.0 million ($654 million) 1 3/4% euro-denominated convertible senior notes (UGC Convertible Notes) due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior unsubordinated and unsecured indebtedness and ranks senior in right of payment to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The indenture governing the UGC Convertible Notes (the Indenture) does not contain any financial or operating covenants. The UGC Convertible Notes may be redeemed at UGC’s option, in whole or in part, on or after April 20, 2011 at a redemption price in euros equal to 100% of the principal amount, together with accrued and unpaid interest. Holders of the UGC Convertible Notes have the right to tender all or part of their notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control (as defined in the Indenture) has occurred, each holder of the UGC Convertible Notes may require UGC to purchase their notes, in whole or in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest. The UGC Convertible Notes are convertible into 51,250,000 shares of UGC’s Class A common stock at an initial conversion price of €9.7561 per share, which was equivalent to a conversion price of $12.00 per share and a conversion rate of 102.5 shares per €1,000 principal amount of the UGC Convertible Notes on the date of issue. Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (1) the price of UGC’s Class A common stock issuable upon conversion of a UGC Convertible Note reaches a specified threshold, (2) UGC has called the UGC Convertible Notes for redemption, (3) the trading price for the UGC Convertible Notes falls below a specified threshold or (4) UGC makes certain distributions to holders of UGC’s Class A common stock or specified corporate transactions occur.
      The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to both UGC’s Class A common stock and to currency exchange rates (euro to U.S. dollar). UGC accounts for the embedded equity derivative separately at fair value, with changes in fair value reported in operations. The U.S. dollar equivalents of the fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in long-term debt and capital lease obligations in our condensed consolidated balance sheet as follows:

	March 31,	December 31,
	2005	2004

	amounts in thousands
Debt host contract	$450,344	462,164
Embedded equity derivative	138,653	193,645

	$588,997	655,809

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)

Other UGC Debt
      Other UGC debt includes Chilean peso-denominated borrowings by VTR pursuant to a six-year amortizing term senior secured credit facility (the VTR Facility) and securities issued by the InvestCos, UGC’s consolidated subsidiaries that own a direct investment in Telenet. See note 6. As of March 31, 2005, amounts outstanding pursuant to the VTR Facility aggregated ChP54.7675 billion ($93,236,000). As the securities issued by the InvestCos are mandatorily redeemable on March 30, 2050, or upon an IPO of Telenet or the occurrence of certain other events, we have classified the fair value of these securities ($72,269,000 at March 31, 2005) as debt.

J:COM Debt
      The U.S. dollar equivalents of the components of J:COM’s debt at March 31, 2005 are as follows:

March 31,
2005

amounts in
thousands
Senior Facility (Term Loan Facility)	$1,213,252
Other J:COM debt, excluding capital lease obligations	188,124

$1,401,376

Senior Facility
      On December 15, 2004, J:COM entered into a ¥ 175 billion ($1,633,224,000) senior syndicated facility (Senior Facility) which consists of a ¥ 130 billion ($1,213,252,000) term loan facility (Term Loan Facility), a ¥ 20 billion ($186,654,000) revolving facility (Revolving Facility) and a ¥ 25 billion ($233,318,000) guarantee facility (Guarantee Facility). Concurrently J:COM entered into a ¥50 billion ($466,636,000) subordinated syndicated loan facility (Mezzanine Facility). On December 21, 2004, J:COM made full drawdowns from each of the Term Loan Facility and the Mezzanine Facility. Subsequent to the completion of J:COM’s IPO in March 2005, the Mezzanine Facility was repaid in full. The Mezzanine Facility is not available for future borrowings.
      The Term Loan Facility consists of a five year ¥90 billion ($839,944,000) Tranche A Term Loan Facility (Tranche A Facility) and a seven year ¥40 billion ($373,308,000) Tranche B Term Loan Facility (Tranche B Facility). Final maturity dates of the Tranche A Facility and Tranche B Facility are December 31, 2009 and December 31, 2011, respectively. Loan repayment of the Tranche A Facility and the Tranche B Facility commence on September 30, 2005 and March 31, 2009, respectively, each based on a defined rate reduction each quarter thereafter until maturity.
      The Revolving Facility will be available for drawdown until one month prior to its final maturity of December 31, 2009. At March 31, 2005, J:COM had ¥20 billion ($186,654,000) of borrowing availability pursuant to the Revolving Facility. A commitment fee of 0.50% per annum is payable on the unused available Revolving Facility during its availability period.
      The Guarantee Facility provides for seven years of bank guarantees on loans from the Development Bank of Japan. The Guarantee Facility commitment reduces gradually according to the amount and schedule as defined in the Senior Facility agreement until final maturity at December 31, 2011. As of March 31, 2005 the guarantee commitment was ¥24.7 billion. Such guarantee commitment will be further reduced to ¥23.1 billion

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
by December 2005; ¥21.6 billion by December 2006; ¥20.0 billion by December 2007; ¥18.6 billion by December 2008; ¥17.2 billion by December 2009; ¥15.8 billion by December 2010; and to ¥13.2 billion by December 2011. A commitment fee of 0.50% per annum is payable on the unused available Guarantee Facility during its availability period. Depending on the leverage ratio, as defined, the fees due on the Guarantee Facility will range from 0.50% to 3.00%.
      Interest on the Tranche A Facility, Tranche B Facility and the Revolving Facility is based on TIBOR, as defined in the agreement, plus the applicable margin. Each facility’s applicable margin is based upon a leverage ratio of Senior Debt to EBITDA as such terms are defined in the Senior Facility agreement. Depending on the leverage ratio, as defined, the margin on the Tranche A Facility and the Revolving Facility will range from 1.00% to 1.50% and the margin on the Tranche B Facility will range from 1.35% to 2.00%.
      As of March 31, 2005, the interest rate for the amounts outstanding under the Tranche A Facility and Tranche B Facility was 1.6% and 1.9% respectively, and the fee due under the Guarantee Facility was 1.0%.
      The Senior Facility contains requirements to make mandatory prepayments under certain circumstances and requires compliance with various financial covenants, such as Maximum Senior Debt to EBITDA Ratio, Maximum Senior Debt to Combined Total Capital Ratio, Minimum Debt Service Coverage Ratio and Minimum Interest Coverage Ratio as such terms are defined in the Senior Facility agreement. In addition, the Senior Facility contains certain limitations or prohibitions on additional indebtedness. Additionally, the Senior Facility requires J:COM to maintain interest hedging agreements on at least 50% of the outstanding amounts under the Tranche A Facility.

Other J:COM Debt
      Other J:COM debt includes loans from the Development Bank of Japan. These loans represent institutional loans from the Development Bank of Japan, which have been made available to telecommunication companies operating in specific local areas. Certain of these borrowings are non-interest bearing while others bear interest at rates up to 6.8%. The maturity dates of these borrowings range from 2005 to 2019.
      At March 31, 2005, the capital stock of J:COM subsidiaries, trademark and franchise rights held by J:COM and substantially all equipment held by J:COM’s subsidiaries were pledged to secure the loans from the Development Bank of Japan and the Senior Facility.

Liberty Cablevision Puerto Rico and Pramer Debt
      Liberty Cablevision Puerto Rico had outstanding borrowings of $127,500,000 at March 31, 2005 pursuant to a $140 million secured bank facility consisting of a $125 million six-year term loan facility and a $15 million six-year revolving credit facility. At March 31, 2005, Pramer’s U.S. dollar denominated borrowings under a secured bank facility aggregated $10,334,000.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)

Maturities of Debt and Capital Lease Obligations
      Debt maturities for the next five years and thereafter are as follows (amounts in thousands):

Nine months ended December 31, 2005	$51,850
Year ended December 31, 2006	134,790
Year ended December 31, 2007	220,494
Year ended December 31, 2008	325,006
Year ended December 31, 2009	433,710
Thereafter	5,190,805

Total debt maturities	6,356,655
Unamortized discount on UGC Convertible Notes, net of fair value of embedded equity derivative	(65,025)

Total debt	6,291,630
Current portion	(78,152)

Noncurrent portion	$6,213,478

      Maturities of capital lease obligations for the next five years and thereafter are as follows (amounts in thousands):

Nine months ended December 31, 2005	$81,585
Year ended December 31, 2006	89,371
Year ended December 31, 2007	68,189
Year ended December 31, 2008	51,027
Year ended December 31, 2009	38,662
Thereafter	71,951

400,785
Less: amount representing interest	(50,627)

Present value of net minimum lease payments	350,158
Current portion	(92,328)

Noncurrent portion	$257,830

(10)	Deferred Revenue
      J:COM and its subsidiaries provide rebroadcasting services to noncable television viewers suffering from poor reception of television waves caused by artificial obstacles. J:COM and its subsidiaries enter into agreements with parties that have built obstacles causing poor reception for construction and maintenance of cable facilities to provide such services to the affected viewers at no cost to them during the agreement period. Under these agreements, J:COM and its subsidiaries receive up-front, lump-sum compensation payments for construction and maintenance. Revenue from these agreements has been deferred and is being recognized on a straight-line basis over the agreement periods, which are generally 20 years. At March 31, 2005, the deferred revenue under these arrangements amounted to ¥43,092 million ($402,165,000). During the three months

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
ended March 31, 2005, the revenue recognized under these arrangements was ¥818 million ($7,826,000 at the average exchange rate for the period).

(11)	Related Party Transactions
      UGC’s related party revenue during the three months ended March 31, 2005 was $1,769,000, which consisted primarily of management, advisory and license fees, call center charges and uplink services charged to its equity method affiliates. UGC’s related party operating expenses during the three months ended March 31, 2005 were $6,191,000, which consisted primarily of programming costs and interconnect fees charged by its equity method affiliates.
      J:COM provides programming, construction, management and distribution services to its affiliates. In addition, J:COM sells construction materials to such affiliates. The revenue from affiliates for such services provided and the related materials sold amounted to ¥1,268.2 million ($12,130,000 at the average exchange rate in effect for the period) during the three months ended March 31, 2005.
      J:COM purchases certain cable television programming from JPC. Such purchases amounted to ¥1,008.7 million ($9,648,000 at the average exchange rate in effect for the period) during the three months ended March 31, 2005, and are included in operating costs in the accompanying condensed consolidated statements of operations.
      J:COM pays monthly fees to a certain affiliate for Internet provisioning services based on an agreed-upon percentage of subscription revenue collected by J:COM from its customers. Payments made to the affiliate under these arrangements amounted to ¥804.8 million ($7,697,000 at the average exchange rate in effect for the period) during the three months ended March 31, 2005, and are included in operating costs in the accompanying condensed consolidated statements of operations.
      J:COM has management service agreements with Sumitomo under which officers and management level employees are seconded from Sumitomo to J:COM, whose services are charged as service fees to J:COM based on their payroll costs. The service fees paid to Sumitomo amounted to ¥76.3 million ($730,000 at the average exchange rate in effect for the period) during the three months ended March 31, 2005. These amounts are included in SG&A expenses in the accompanying condensed consolidated statements of operations.
      J:COM leases, primarily in the form of capital leases, customer premise equipment, various office equipment and vehicles from two subsidiaries and an affiliate of Sumitomo. Such purchases amounted to ¥3,055.3 million ($29,223,000 at the average exchange rate in effect for the period) during the three months ended March 31, 2005. Interest expense related to assets leased from these Sumitomo entities amounted to ¥251.0 million ($2,401,000 at the average exchange rate in effect for the period).
      As discussed in more detail in note 5, on February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41,932,000 at February 25, 2005) to acquire each entities’ respective interests in Chofu Cable, and to acquire from Microsoft equity interests in certain telecommunications companies.
      During the three months ended March 31, 2005 and 2004, we recognized interest income from equity method affiliates (including J:COM in 2004) and other related parties aggregating $450,000 and $2,804,000, respectively.
      John C. Malone beneficially owned shares of Liberty common stock representing approximately 29.7% of Liberty’s voting power at February 28, 2005 and beneficially owned shares of LMI common stock which may represent up to approximately 33.2% of the voting power in our company at March 31, 2005, assuming the

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
exercise in full of certain options to acquire shares of LMI Series B common stock granted to Mr. Malone at the time of the spin off. In addition, six of our eight directors are also directors of Liberty. By virtue of Mr. Malone’s voting power in Liberty and our company, as well as his position as Chairman of the Board of Liberty and positions as Chairman of the Board, President and Chief Executive Officer of our company, and the aforementioned common directors, Liberty may be deemed an affiliate of our company.
      J:COM receives commission revenue from a subsidiary of Liberty in connection with J:COM’s carriage of the Liberty subsidiary’s programming service. During the three months ended March 31, 2005, such commission revenue aggregated ¥141 million ($1,349,000 at the average exchange rate in effect for the period).
      In the normal course of business, Liberty Cablevision Puerto Rico purchases programming services from subsidiaries of Liberty. During the three months ended March 31, 2005 and 2004, the charges for such services aggregated $514,000 and $394,000, respectively, and are included in operating expenses in the accompanying condensed consolidated statements of operations
      Pursuant to agreements between our company and Liberty, Liberty provides us with office space and certain general and administrative services including legal, tax, accounting, treasury, engineering and investor relations support. Our company and Liberty also share the costs of Liberty’s flight department and the costs of maintaining and operating two jointly owned aircraft, in which we hold 25% ownership interests. Amounts charged to us by Liberty pursuant to these agreements aggregated $626,000 during the three months ended March 31, 2005 and are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

(12)	Transactions with Officers and Directors

VLG Acquisition Corp.
      Prior to March 2, 2005, Liberty owned an indirect 78.2% economic and non-voting interest in VLG Argentina LLC (VLG Argentina), an entity that owns a 50% interest in Cablevisión, the largest cable television company in Argentina. VLG Acquisition Corp. (VLG Acquisition), an entity in which neither Liberty nor our company has any ownership interests, owned the remaining 21.8% economic interest and all of the voting power in VLG Argentina. An executive officer and an officer of our company were shareholders of VLG Acquisition. Prior to joining our company, they sold their equity interests in VLG Acquisition to the remaining shareholder, but each retained a contractual right to 33% of any proceeds in excess of $100,000 from the sale of VLG Acquisition’s interest in VLG Argentina, or from distributions to VLG Acquisition by VLG Argentina in connection with a sale of VLG Argentina’s interest in Cablevisión. Although we have no direct or indirect equity interest in Cablevisión, we had the right and obligation pursuant to Cablevisión’s debt restructuring agreement to contribute $27,500,000 to Cablevisión in exchange for newly issued Cablevisión shares representing approximately 40.0% of Cablevisión’s fully diluted equity (the Subscription Right).
      On November 2, 2004, Liberty, a subsidiary of our company, VLG Acquisition and the then sole shareholder of VLG Acquisition entered into an agreement with a third party to transfer all of the equity in VLG Argentina and all of our rights and obligations with respect to the Subscription Right to the third party for aggregate consideration of $65 million. This agreement provided that $40,527,000 of such proceeds would be allocated to our company for the Subscription Right. We received 50% of such proceeds as a down payment in November 2004 and we received the remainder in March 2005. We recognized a gain of $40,527,000 during the three months ended March 31, 2005 in connection with the closing of this transaction.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
      As a result of the foregoing transactions, the executive officer and officer of our company who retained the above-described contractual rights with respect to VLG Acquisition received aggregate cash distributions of $7.3 million in respect of such rights during the fourth quarter of 2004 and the first quarter of 2005.

(13)	Commitments and Contingencies

Commitments
      In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable leases, programming contracts, unfunded noncontributory defined benefit severance and retirement plans of J:COM, purchases of customer premise equipment, construction activities, network maintenance, and upgrade and other commitments arising from our agreements with local franchise authorities. We expect that in the normal course of business, leases that expire generally will be renewed or replaced by similar leases. As of March 31, 2005, the U.S. dollar equivalents (based on March 31, 2005 exchange rates) of such commitments are as follows:

	Payments due during:

	Nine months ended	Years ended December 31,
	December 31,
	2005	2006	2007	2008	2009	Thereafter	Total

	amounts in thousands
Operating leases	$125,563	90,210	81,623	58,633	49,383	128,214	533,626
Programming and other purchase obligations	114,562	29,799	11,292	7,962	4,403	18,090	186,108
Other commitments	55,217	7,919	7,694	5,289	5,585	23,303	105,007

	$295,342	127,928	100,609	71,884	59,371	169,607	824,741

      Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us inasmuch as we have agreed to pay minimum fees, regardless of the actual number of subscribers to the programming services or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Other purchase obligations consist of commitments to purchase customer premise equipment that are enforceable and legally binding on us.
      Other commitments consist of commitments to rebuild or upgrade cable systems and to extend the cable network to new developments, and perform network maintenance, and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are estimated based on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications. Other commitments also include J:COM’s commitments pursuant to unfunded noncontributory defined benefit severance and retirement plans.
      In addition to the commitments set forth in the table above, we have commitments under agreements with programming vendors, franchise authorities and municipalities, and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)

Contingent Obligations
      During 2004, we completed three transactions that resulted in the acquisition of our equity method investment in Mediatti through our consolidated subsidiary, Liberty Japan MC, LLC, (Liberty Japan MC). Olympus Mediacom L.P., (Olympus) another shareholder of Mediatti, has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair market value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair market value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at fair market value. If both the Olympus put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.
      On October 28, 2004, we received $60 million in cash from the purchaser of our interest in a direct-to-home satellite provider that operates in Brazil (Sky Brasil). The $60 million is refundable by us if the Sky Brasil transaction is terminated. It may be terminated by us or the purchaser if it has not closed by October 8, 2007 or by the purchaser if certain conditions are incapable of being satisfied.
      Pursuant to the agreement with CPE governing Belgian Cable Investors, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009. For additional information, see note 6.
      As further described in note 5, Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on the third anniversary of the closing, and 100% of their interest on the fifth anniversary of the closing.
      In connection with the April 13, 2005 combination of VTR and Metrópolis, Cristalerías acquired an option to require UGC to purchase Cristalerías’ equity interest in VTR at fair market value, subject to a $140,000,000 floor price, and its debt interest in VTR at par plus unpaid interest. For additional information, see note 6.
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

Guarantees and Other Credit Enhancements
      At March 31, 2005, Liberty guaranteed ¥4,605 million ($42,978,000) of the bank debt of certain J:COM affiliates. Liberty’s guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2019. In connection with the spin off, we have agreed to indemnify Liberty for any amounts Liberty is required to fund under these arrangements.
      In the ordinary course of business, we have provided indemnifications to (i) purchasers of certain of our assets, (ii) our lenders, (iii) our vendors and (iv) other parties. In addition, we have provided performance

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.

Legal Proceedings and Other Contingencies
      Cignal — On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against UPC in the District Court of Amsterdam, The Netherlands, claiming $200,000,000 on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the IPO. On May 4, 2005, the court rendered its decision, dismissing all claims of the former Cignal shareholders.
      Class Action Lawsuits Relating to the Merger Transaction with UGC — Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and us of the agreement and plan of merger for the combination of our companies under a new parent company. The defendants named in these actions include UGC, Gene W. Schneider, Michael T. Fries, David B. Koff, Robert R. Bennett, John C. Malone, John P. Cole, Bernard G. Dvorak, John W. Dick, Paul A. Gould and Gary S. Howard (directors of UGC) and our company. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, affirmed an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. In addition to seeking to enjoin the transaction, the complaints seek remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. In connection with the Delaware lawsuits, defendants have been served with one request for production of documents. On February 11, 2005, the Delaware Court of Chancery consolidated all twenty-one Delaware lawsuits into a single action. On May 5, 2005, the plaintiffs filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The parties are negotiating a schedule for proceeding with the action, including a time for the defendants to respond to the consolidated amended complaint. The defendants believe the lawsuits are without merit.
      The Netherlands 2004 Rate Increases — The Dutch competition authority (NMA) is currently investigating the price increases that UGC made with respect to its video services in 2004 to determine whether it abused its dominant position. If the NMA were to find that the price increases amount to an abuse of a dominant position, the NMA could impose fines of up to 10% of UGC’s 2003 video revenue in The Netherlands and UGC would be obliged to reconsider the price increases. The timing of the NMA’s decision is not clear. Historically, in many parts of The Netherlands, UGC is a party to contracts with local municipalities that seek to control aspects of its Dutch business including, in some cases, pricing and package composition. Most of these contracts have been eliminated by agreement, although some contracts are still in force and under negotiation. In some cases there is litigation ongoing where some municipalities have resisted UGC’s attempts to move away from the contracts.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
      Income Taxes — We operate in numerous countries around the world and accordingly we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time, we may be subject to a review of our historic income tax filings. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. We have accrued income taxes (and related interest and penalties, if applicable) for amounts that represent income tax exposure items in tax years for which additional income taxes may be assessed.
      In addition to the foregoing items, we have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In our opinion, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(14)	Restructuring Charges
      A summary of UGC’s restructuring charge activity is set forth in the table below:

	Employee		Programming
	severance		and lease
	and	Office	contract
	termination	closures	terminations	Other	Total

	amounts in thousands
Restructuring liability as of January 1, 2005	$10,623	29,925	30,528	1,522	72,598
Restructuring charges	528	—	4,335	—	4,863
Cash paid and other releases	(3,922)	(2,366)	(1,340)	(39)	(7,667)
Foreign currency translation adjustments	(431)	(1,157)	117	(19)	(1,490)

Restructuring liability as of March 31, 2005	$6,798	26,402	33,640	1,464	68,304

Short-term portion	$2,769	4,666	4,535	267	12,237
Long-term portion	4,029	21,736	29,105	1,197	56,067

Total	$6,798	26,402	33,640	1,464	68,304

(15)	Information about Operating Segments
      We own a variety of international subsidiaries and investments that provide broadband distribution services and video programming services. We identify our reportable segments as (i) those consolidated subsidiaries that represent 10% or more of our revenue, operating cash flow (as defined below), or total assets, and (ii) those equity method affiliates where our investment or share of operating cash flow represents 10% or more of our total assets or operating cash flow, respectively. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating cash flow. In addition, we review non-financial measures such as subscriber growth and penetration, as appropriate.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
      Operating cash flow is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation, impairment of long-lived assets and restructuring and other charges). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. A reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests is presented below. Investors should view operating cash flow as a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.
      For the three months ended March 31, 2005, we have identified the following consolidated subsidiaries as our reportable segments:

•	UGC Broadband — The Netherlands

•	UGC Broadband — France

•	UGC Broadband — Austria

•	UGC Broadband — Other Europe

•	UGC Broadband — Chile (VTR)

•	J:COM
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
      In January 2005, UGC changed the structure of its internal organization to manage its Internet access business, called chello broadband, within the UGC Broadband division rather than within the chellomedia division. The segment information for the three months ended March 31, 2004 has been restated to reflect this change.
      J:COM provides broadband communication services in Japan. Prior to the December 28, 2004 transaction in which our 45.45% ownership interest in J:COM and a 19.78% interest in J:COM owned by Sumitomo were combined in Super Media, we accounted for J:COM using the equity method of accounting.

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
As a result of these transactions, we held a 69.68% noncontrolling interest in Super Media, and Super Media held a 65.23% controlling interest in J:COM at December 31, 2004. At December 31, 2004, we accounted for our 69.68% interest in Super Media using the equity method. As a result of a change in the corporate governance of Super Media that occurred on February 18, 2005, we began accounting for Super Media and J:COM as consolidated subsidiaries effective January 1, 2005. At March 31, 2005, we owned a 67.60% controlling ownership interest in Super Media and Super Media owned a 55.46% controlling interest in J:COM. For additional information concerning Super Media and J:COM, see notes 5 and 6.
      The amounts presented below represent 100% of each business’ revenue and operating cash flow. These amounts are combined and are then adjusted to remove the amounts related to J:COM for the 2004 period to arrive at the reported consolidated amounts. This presentation is designed to reflect the manner in which management reviews the operating performance of individual businesses regardless of whether the investment is accounted for as a consolidated subsidiary or an equity investment. It should be noted, however, that this presentation is not in accordance with GAAP since the results of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate:

Performance Measures

	Three months ended March 31,

	2005		2004

		Operating		Operating
	Revenue	cash flow	Revenue	cash flow

	amounts in thousands
UGC Broadband — The Netherlands	$201,442	113,168	171,595	97,654
UGC Broadband — France	131,858	29,749	31,245	3,861
UGC Broadband — Austria	83,448	39,418	74,720	34,831
UGC Broadband — Other Europe	239,798	104,023	163,888	71,602
UGC Broadband — Chile (VTR)	84,889	30,675	71,683	25,030
J:COM	406,137	168,412	359,367	141,528
Corporate and all other	105,558	(36,570)	74,725	(27,550)
Elimination of intercompany transactions	(17,880)	—	(11,656)	—
Elimination of equity affiliate (J:COM)	—	—	(359,367)	(141,528)

Total consolidated LMI	$1,235,250	448,875	576,200	205,428

LIBERTY MEDIA INTERNATIONAL, INC.
(See note 1)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
      The following table provides a reconciliation of total segment operating cash flow to earnings (loss) before income taxes and minority interests:

	Three months ended
	March 31,

	2005	2004

	amounts in thousands
Total segment operating cash flow	$448,875	205,428
Stock-based compensation expense	(18,655)	(63,745)
Depreciation and amortization	(327,591)	(221,512)
Restructuring and other charges	(4,863)	(3,901)

Operating income (loss)	97,766	(83,730)
Interest expense	(91,028)	(72,485)
Interest and dividend income	20,536	8,966
Share of earnings (losses) of affiliates, net	(21,324)	16,090
Realized and unrealized gains (losses) on derivative instruments, net	85,868	(13,031)
Foreign currency transaction losses, net	(64,762)	(20,858)
Gain (loss) on extinguishment of debt	(11,980)	31,916
Gains (losses) on dispositions of assets, net	69,572	(1,842)
Other income (expense), net	684	(8,178)

Earnings (loss) before income taxes and minority interests	$85,332	(143,152)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The capitalized terms used below have been defined in the notes to the accompanying condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LMC International (prior to June 7, 2004), LMI and its consolidated subsidiaries (on and subsequent to June 7, 2004) or both. Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2005.
      Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	economic and business conditions and industry trends in the countries in which we operate;

•	currency exchange risks;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in television viewing preferences and habits by our subscribers and potential subscribers;

•	consumer acceptance of existing service offerings, including our newer digital video, voice and Internet access services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes, and grow our digital video, voice and Internet access services;

•	the regulatory and competitive environment in the broadband communications and programming industries in the countries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the foreign broadband distribution industry;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	the expanded deployment of personal video recorders and the impact on television advertising revenue;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention which opens our broadband distribution networks to competitors;

•	our ability to successfully negotiate rate increases with local authorities;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	uncertainties associated with our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	uncertainties associated with our ability to comply with the internal control requirements of the Sarbanes Oxley Act of 2002;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	spending on television advertising; and

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world.
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
Overview
      Our operating subsidiaries at March 31, 2005 are set forth below:

•	UGC

•	Super Media/ J:COM

•	Liberty Cablevision Puerto Rico

•	Pramer
      UGC — UGC is an international broadband communications provider of video, voice, and Internet access services with operations in 13 European countries and three Latin American countries. UGC’s largest operating segments are located in The Netherlands, France, Austria and Chile. At March 31, 2005, we owned approximately 423.8 million shares of UGC common stock, representing a 53.51% economic interest and a 90.99% voting interest. On January 17, 2005, we entered into an agreement and plan of merger with UGC pursuant to which we each will merge with a separate wholly owned subsidiary of a new parent company named Liberty Global, which has been formed for this purpose. For additional information, see note 5 to the accompanying condensed consolidated financial statements.
      Super Media/J:COM — J:COM owns and operates broadband businesses in Japan. At March 31, 2005, we owned a 67.60% controlling ownership interest in Super Media and Super Media owned a 55.46% controlling interest in J:COM. We began consolidating Super Media and J:COM on January 1, 2005. Prior to January 1, 2005, we used the equity method to account for our investment in Super Media/ J:COM. For additional information, see note 5 to the accompanying condensed consolidated financial statements.
      Liberty Cablevision Puerto Rico and Pramer — Liberty Cablevision Puerto Rico is a wholly-owned subsidiary that owns and operates cable television systems in Puerto Rico. Pramer is a wholly-owned Argentine programming company that supplies programming services to cable television and DTH satellite distributors in Latin America and Spain.

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
Results of Operations
      Due to the January 1, 2005 change from the equity method to the consolidation method of accounting for our investment in Super Media/ J:COM, our historical revenue and expenses for the three months ended March 31, 2005 (the 2005 interim period) are not comparable to the corresponding prior year period (the 2004 interim period). Accordingly, in addition to a discussion of our historical results of operations, we have also included an analysis of our operating results based on the approach we use to analyze our reportable segments. As further described below, we believe that the Discussion and Analysis of Reportable Segments that appears below provides a more meaningful basis for comparing J:COM operating results than does our historical discussion.
      UGC’s acquisition of (i) Noos on July 1, 2004, (ii) Chorus Communications Limited (Chorus) on June 1, 2004, (iii) Zone Vision on January 7, 2005 and (iv) Telemach on February 10, 2005 have also affected the comparability of our operating results during the 2005 and 2004 interim periods.
      Changes in foreign currency exchange rates have a significant impact on our operating results as all of our operating segments, except Liberty Cablevision Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure is currently to the euro and Japanese yen. In this regard, 40% and 33% of our U.S. dollar revenue during the three months ended March 31, 2005 was derived from subsidiaries whose functional currency is the euro and Japanese yen, respectively. In addition, our operating results are impacted by changes in the exchange rates for the Chilean peso and, to a lesser degree, other local currencies in Europe.
      At March 31, 2005, we owned a 53.51% interest in UGC and, through our interest in Super Media, an indirect 37.5% interest in J:COM. However, as we control both UGC and Super Media/ J:COM, GAAP requires that we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations. The minority owners’ interests in the operating results of UGC, J:COM and other less significant majority owned subsidiaries are reflected in minority interests in losses (earnings) of subsidiaries, net in the accompanying condensed consolidated statements of operations. When reviewing and analyzing our operating results, it is important to keep in mind the interests of the minority owners in our results of operations.

Discussion and Analysis of Historical Operating Results
      As noted above, we began consolidating Super Media and J:COM effective January 1, 2005. Unless otherwise indicated in the discussion below, the significant increases in our historical revenue, expenses and other items during the 2005 interim period, as compared to the 2004 interim period, are primarily attributable to this change in our consolidated reporting entities. In addition, explanations of the changes in UGC’s historical revenue, operating expenses and SG&A expenses are included under the Discussion and Analysis of Reportable Segments that appears below.

Stock-based compensation expense
      We incurred stock-based compensation expense of $18,655,000 and $63,745,000 during the 2005 and 2004 interim periods, respectively. A summary of the stock-based compensation expense of LMI, UGC and J:COM is set forth below:

	Three months ended
	March 31,

	2005	2004

	amounts in thousands
LMI	$735	1,893
UGC	8,738	61,852
J:COM	9,182	—

	$18,655	63,745

      As a result of adjustments to certain terms of UGC and LMI stock incentive awards that were outstanding at the time of their respective rights offerings in February 2004 and July 2004, most of the UGC and LMI stock incentive awards outstanding at March 31, 2005 are accounted for as variable-plan awards. UGC’s stock-based compensation expense for the 2004 interim period includes a $50,409,000 charge to reflect a change from fixed-plan accounting to variable-plan accounting. Due to the use of variable-plan accounting for most of the outstanding LMI, UGC and J:COM stock incentive awards, stock-based compensation expense with respect to such stock incentive awards is subject to adjustment based on the market value of the underlying common stock and vesting schedules, and ultimately on the final determination of market value when the incentive awards are exercised.

Depreciation and amortization
      Depreciation and amortization expense increased $106,079,000, to $327,591,000 during the 2005 interim period, as compared to $221,512,000 during the 2004 interim period. Excluding the $93,651,000 effect of the 2005 consolidation of Super Media/ J:COM, and the $49,700,000 impact of UGC’s acquisitions and foreign currency exchange rate fluctuations, depreciation and amortization expense decreased $37,272,000 for the 2005 interim period, as compared to the 2004 interim period. This decrease is due primarily to (i) the impact of certain of UGC’s information technology and other assets becoming fully depreciated during the last nine months of 2004 and (ii) the impact during the 2004 interim period of the acceleration of the depreciation of certain customer premise equipment that was targeted for replacement.

Interest expense
      Interest expense was $91,028,000 and $72,485,000 for the 2005 and 2004 interim periods, respectively. Excluding the $17,508,000 effect of the 2005 consolidation of Super Media/ J:COM, interest expense increased $1,035,000 for the 2005 interim period, as compared to the 2004 interim period. This increase is the net result of (i) an increase associated with the issuance of the UGC Convertible Notes in April 2004, and (ii) a decrease associated with a lower weighted average interest rate on borrowings under the UPC Broadband Bank Facility.

Interest and dividend income
      Interest and dividend income was $20,536,000 and $8,966,000 for the 2005 and 2004 interim periods, respectively. Interest and dividend income increased primarily due to dividends received on shares of ABC Family Worldwide, Inc. Series A preferred stock. We acquired a 99.9% interest in this preferred stock from Liberty in connection with the spin off. Increases in our and UGC’s cash and cash equivalent balances also contributed to the increase.

Share of earnings (losses) of affiliates, net
      Share of earnings (losses) of affiliates, net was ($21,324,000) and $16,090,000 for the 2005 and 2004 interim periods, respectively. The following table reflects our share of earnings (losses), net of affiliates including any other-than-temporary declines in value:

	Three months ended
	March 31,

	2005	2004

	amounts in thousands
Super Media/ J:COM	$—	16,414
JPC	8,612	3,331
Telenet	(5,939)	—
Mediatti	(4,088)	(867)
Metropolis	(6,782)	(3,281)
TyC	(18,468)	1,883
Other	5,341	(1,390)

Total	$(21,324)	16,090

      Our share of TyC’s losses during the 2005 interim period includes a $25,389,000 impairment charge to write-off the full amount of our investment in the equity of TyC at March 31, 2005. In the second quarter of 2005, we will recognize an additional pre-tax loss of approximately $65 million in connection with the April 2005 sale of TyC and the related realization of cumulative foreign currency translation losses. Pursuant to GAAP, the recognition of cumulative foreign currency translation gains or losses is permitted only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity. For additional information concerning this transaction, see note 6 to the accompanying condensed consolidated financial statements.

Realized and unrealized gains (losses) on derivative instruments, net
      Realized and unrealized gains (losses) on derivative instruments, net were $85,868,000 and ($13,031,000) for the 2005 and 2004 interim periods, respectively. The details of our realized and unrealized gains (losses) on derivative instruments, net are as follows for the indicated interim periods:

	Three months ended
	March 31,

	2005	2004

	amounts in thousands
UGC embedded derivatives	$55,159	—
UGC cross-currency and interest rate swaps	30,388	3,475
UGC interest rate caps	(10,208)	(7,500)
Foreign exchange contracts	7,046	(9,476)
Variable forward transaction (News Corp. Class A common stock)	4,947	—
Total return debt swaps	(1,633)	470
Other	169	—

Total	$85,868	(13,031)

      The unrealized gains reported for the embedded derivatives include an unrealized gain of $54,992,000 on the equity derivative that is embedded in the UGC Convertible Notes. For additional information, see note 9 to the accompanying condensed consolidated financial statements.
      The increase in the unrealized gain on the UGC cross currency and interest rate swaps is attributable to larger notional amounts during the 2005 interim period, as compared to the 2004 interim period, and market movements with respect to exchange rates between the U.S. dollar and the euro that caused the value of these contracts to increase.

Foreign currency transaction losses, net
      Foreign currency transaction losses were $64,762,000 and $20,858,000 for the 2005 and 2004 interim periods, respectively. The details of our foreign currency transaction gains (losses) are as follows for the indicated interim periods:

	Three months ended
	March 31,

	2005	2004

	amounts in thousands
U.S. dollar debt issued by UGC’s European subsidiaries	$(41,692)	—
Euro denominated debt issued by UGC	18,879	—
Euro denominated cash held by UGC	(14,908)	(8,548)
Yen denominated cash held by LMI	(12,380)	—
Intercompany notes denominated in a currency other than the entities’ functional currency	(11,485)	(11,086)
Other	(3,176)	(1,224)

Total	$(64,762)	(20,858)

Gain (loss) on extinguishment of debt
      In connection with the UPC Broadband Bank Facility refinancing in March 2005, UGC recorded a loss of $11,980,000 related to the write-off of deferred financing costs. During the 2004 interim period, UGC recognized a $31,916,000 gain on extinguishment of debt in connection with the consummation of the plan of reorganization and emergence from U.S. bankruptcy proceedings of UPC Polska, Inc., a subsidiary of UGC.

Gains (losses) on disposition of assets, net
      We recognized gains (losses) on disposition of assets, net of $69,572,000 and ($1,842,000) during the 2005 and 2004 interim periods, respectively. The gains for the 2005 interim period include (i) a $40,527,000 gain recognized in connection with the sale of our subscription right to purchase newly-issued Cablevisión shares in connection with its debt restructuring, and (ii) a $28,186,000 gain on the sale of UGC’s investment in EWT. See notes 5 and 12 to the accompanying condensed consolidated financial statements for additional discussion of these transactions.

Income tax expense
      We recognized income tax expense of $45,697,000 and $9,743,000 during the 2005 and 2004 interim periods, respectively. The tax expense for the 2005 interim period differs from the expected tax expense of $29,866,000 (based on the U.S. federal 35% income tax rate) due primarily to (i) the impact of certain permanent differences between the financial and tax accounting treatment of interest and other items associated with cross jurisdictional intercompany loans and investments and the UGC Convertible Notes; (ii) the realization of taxable foreign currency gains and losses in certain jurisdictions not recognized for financial reporting purposes; and (iii) a net increase in our allowance associated with reserves established against currently arising tax loss carryforwards that were only partially offset by the release of valuation allowances in other jurisdictions. The tax expense for the 2004 interim period differs from the expected tax benefit of $50,103,000 (based on the U.S. federal 35% income tax rate) primarily due to an increase in UGC’s valuation allowances.

Discussion and Analysis of Reportable Segments
      For purposes of evaluating the performance of our reportable segments, we compare and analyze 100% of the revenue and operating cash flow of our reportable segments regardless of whether we use the consolidation or equity method to account for such reportable segments. Accordingly, in the following tables, we have presented 100% of the revenue, operating expenses, SG&A expenses and operating cash flow of our reportable segments, notwithstanding the fact that we used the equity method to account for our investment in J:COM during the 2004 interim period. The revenue, operating expenses, SG&A expenses and operating cash flow of J:COM for the 2004 interim period are then eliminated to arrive at the reported amounts. It should be noted, however, that this presentation is not in accordance with GAAP since the results of operations of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate. For additional information concerning our reportable segments, including a discussion of our performance measures and a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests, see note 15 to the accompanying condensed consolidated financial statements.
      The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses) as well as an analysis of operating cash flow by reportable segment for the 2005 interim period compared to the 2004 interim period. In each case, the tables present (i) the amounts reported by each of our reportable segments for the comparative interim periods, (ii) the U.S. dollar change and percentage change from period to period, and (iii) the U.S. dollar equivalent of the change and the percentage change from period to period, after removing foreign currency effects (FX). The comparisons that exclude FX assume that exchange rates remained constant during the periods that are included in each table.
      The effects of the following acquisitions are included in operating cash flow and each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses):

(i)	UGC Broadband — France acquired Noos on July 1, 2004. Accordingly, increases in the amounts presented for UGC Broadband — France during the 2005 interim period, as compared to the 2004 interim period, are primarily attributable to the Noos acquisition.

(ii)	UGC Broadband — Other Europe acquired Chorus, a cable operator in Ireland, on June 1, 2004 and Telemach, a broadband communications provider in Slovenia, on February 10, 2005. Accordingly, increases in the amounts presented for UGC Broadband — Other Europe during the 2005 interim period, as compared to the 2004 interim period, are partially attributable to the inclusion of Chorus and Telemach in the results for the 2005 interim period.

(iii)	UGC acquired Zone Vision on January 7, 2005. The operating results of Zone Vision are included in Corporate and all other in the tables presented below. Accordingly, increases in the amounts presented for Corporate and all other during the 2005 interim period, as compared to the 2004 interim period, are partially attributable to the inclusion of Zone Vision in the results for the 2005 interim period.
      For additional information concerning these acquisitions, see note 5 to the accompanying condensed consolidated financial statements.
      When reviewing the following tables, it is important to keep in mind that the amounts reflected in the tables for the UGC and J:COM reportable segments reflect 100% of the respective line items notwithstanding the fact that we owned significantly less than 100% of these entities during the interim periods presented. At March 31, 2005, we owned a 53.51% interest in UGC and an indirect 37.5% interest in J:COM.

Revenue of our Reportable Segments

	Three months ended				Increase excluding
	March 31,		Increase (decrease)		FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
UGC Broadband — The Netherlands	$201,442	171,595	29,847	17.4	20,420	11.9
UGC Broadband — France	131,858	31,245	100,613	322.0	98,893	316.5
UGC Broadband — Austria	83,448	74,720	8,728	11.7	4,857	6.5
UGC Broadband — Other Europe	239,798	163,888	75,910	46.3	52,012	31.7

UGC Broadband — Total Europe	656,546	441,448	215,098	48.7	176,182	39.9
UGC Broadband — Chile (VTR)	84,889	71,683	13,206	18.4	11,829	16.5
J:COM	406,137	359,367	46,770	13.0	38,882	10.8
Corporate and all other	105,558	74,725	30,833	41.3	23,855	31.9
Elimination of intercompany transactions	(17,880)	(11,656)	(6,224)	NM	NM	NM
Elimination of equity affiliate (J:COM)	—	(359,367)	359,367	NM	NM	NM

Total consolidated LMI	$1,235,250	576,200	659,050	NM	NM	NM

NM — Not Meaningful
      UGC Broadband — The Netherlands. UGC Broadband — The Netherlands’ revenue increased 17.4% in the 2005 interim period, as compared to the 2004 interim period. Excluding the effects of foreign exchange fluctuations, such increase was 11.9%. The local currency increase is primarily attributable to an increase in the average monthly revenue per subscriber, due primarily to rate increases for cable television services and the increased penetration of broadband Internet services. These factors were somewhat offset by reduced tariffs for telephone services as lower outbound interconnect rates were passed through to the customer to maintain the product at a competitive level in the market. An increase in the average number of subscribers in the 2005 interim period, as compared to the 2004 interim period, also contributed to the increase as increases in broadband Internet and telephone subscribers were only partially offset by a decline in cable television subscribers.
      UGC Broadband — France. UGC Broadband — France’s revenue in the 2005 interim period includes $94,894,000 generated by Noos. Excluding the increase associated with the Noos acquisition and the $1,720,000 increase associated with foreign exchange fluctuations, UGC Broadband — France’s revenue increased $3,999,000 or 12.8% in the 2005 interim period, as compared to the 2004 interim period. This increase is primarily attributable to an increase in the average number of subscribers and, to a lesser extent, an increase in the average revenue per subscriber in the 2005 interim period, as compared to the 2004 interim period, primarily due to growth in digital television and broadband Internet services.
      UGC Broadband — Austria. UGC Broadband — Austria’s revenue increased 11.7% in the 2005 interim period, as compared to the 2004 interim period. Excluding the effects of foreign exchange fluctuations, such increase was 6.5%, primarily due to an increase in the average number of subscribers and, to a lesser extent, an increase in the average revenue per subscriber in the 2005 interim period, as compared to the 2004 interim period, primarily due to growth in broadband Internet and digital television services.
      UGC Broadband — Other Europe. UGC Broadband — Other Europe includes broadband operations in Norway, Sweden, Belgium, Ireland, Hungary, Poland, Czech Republic, Slovak Republic, Slovenia and Romania. UGC Broadband — Other Europe’s revenue in the 2005 interim period includes $27,360,000 of revenue generated by Chorus and Telemach. Excluding the increase associated with the Chorus and Telemach acquisitions and the $23,898,000 increase associated with foreign exchange fluctuations, UGC

Broadband — Other Europe’s revenue increased $24,652,000 or 15.0% during the 2005 interim period, as compared to the 2004 interim period. This increase is due primarily to increases in the average monthly revenue per subscriber and in the average number of broadband Internet and cable television subscribers in the 2005 interim period, as compared to the 2004 interim period.
      UGC Broadband — Chile (VTR). UGC Broadband — Chile’s revenue increased 18.4% during the 2005 interim period, as compared to the 2004 interim period. Excluding the effects of foreign exchange fluctuations, such increase was 16.5%. This increase is due primarily to growth in the average number of subscribers to broadband Internet, telephone and cable television services during the 2005 interim period, as compared to the 2004 interim period. An increase in the average monthly revenue per subscriber also contributed to the increase.
      J:COM. J:COM’s revenue increased 13.0% during the 2005 interim period, as compared to the 2004 interim period. Excluding the effects of foreign exchange fluctuations, such increase was 10.8%. The local currency increase is primarily attributable to a significant increase in the average number of subscribers in the 2005 interim period, as compared to the 2004 interim period. Most of this subscriber increase is attributable to growth within J:COM’s telephone and broadband Internet services. An increase in average revenue per household per month also contributed to the increase in local currency revenue. The increase in average monthly revenue per household is primarily attributable to increased penetration of J:COM’s higher-priced broadband Internet and digital cable television services. These factors were somewhat offset by (i) a decrease in customer call volumes for J:COM’s telephone service, (ii) an increase in the amount of bundling discounts associated with the increase in the number of services per household, (iii) a decrease in the revenue derived from the sale of construction services and materials to J:COM’s nonconsolidated affiliates, and (iv) a decrease in installation revenue.

Operating Expenses of our Reportable Segments

	Three months ended				Increase excluding
	March 31,		Increase (decrease)		FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
UGC Broadband — The Netherlands	$53,813	48,446	5,367	11.1	2,858	5.9
UGC Broadband — France	66,003	18,060	47,943	265.5	47,004	260.3
UGC Broadband — Austria	30,478	28,111	2,367	8.4	956	3.4
UGC Broadband — Other Europe	96,575	68,066	28,509	41.9	19,085	28.0

UGC Broadband — Total Europe	246,869	162,683	84,186	51.7	69,903	43.0
UGC Broadband — Chile (VTR)	31,636	27,625	4,011	14.5	3,508	12.7
J:COM	161,142	148,499	12,643	8.5	9,514	6.4
Corporate and all other	77,650	41,468	36,182	87.3	27,375	66.0
Elimination of intercompany transactions	(15,022)	(9,016)	(6,006)	NM	NM	NM
Elimination of equity affiliate (J:COM)	—	(148,499)	148,499	NM	NM	NM

Total consolidated LMI	$502,275	222,760	279,515	NM	NM	NM

NM — Not Meaningful
      General. Operating expenses include programming, network operations, customer operations, customer care and other direct costs. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins.

      UGC Broadband — Total Europe. Operating expenses for UGC Broadband — Total Europe increased 51.7% during the 2005 interim period, as compared to the 2004 interim period. Operating expenses for UGC Broadband — France during the 2005 interim period include $45,866,000 incurred by Noos. Operating expenses for UGC Broadband — Other Europe in the 2005 interim period include $14,165,000 incurred by Chorus and Telemach. Excluding the increases associated with the Noos, Chorus, and Telemach acquisitions and the $14,283,000 increase associated with foreign exchange rate fluctuations, UGC Broadband — Total Europe’s operating expenses increased $9,872,000 or 6.1% during the 2005 interim period, as compared to the 2004 interim period, primarily due to the net effect of the following factors:

(i)	An increase in direct programming and copyright costs, primarily due to subscriber growth on the digital and direct-to-home platforms, and to a lesser extent, increased content, higher chellomedia charges for programming and consumer price index rate increases;

(ii)	An increase in salaries and other staff related costs, reflecting increased staffing levels (including increased use of temporary personnel), particularly in the customer care and customer operations areas, to sustain:

(a)	the higher levels of activity resulting from the higher subscriber numbers;

(b)	the greater volume of calls per subscriber that the increased proportion of digital, data and telephone subscribers give rise to compared to an analog subscriber;

(c)	increased customer service standard levels; and

(d)	annual wage increases;

(iii)	An increase in call overflow service fees, related to these higher activity levels;

(iv)	An increase in network related expenses, where a portion of the costs are driven by the impact of increased subscriber numbers, offset by more effective procurement and investment to increase capacity; and

(v)	An increase in franchise fees, primarily in The Netherlands, reflecting the impact of rate increase negotiations with various municipalities during 2004.
      UGC Broadband — Chile (VTR). UGC Broadband — Chile’s operating expenses increased 14.5% during the 2005 interim period, as compared to the 2004 interim period. Excluding the effects of foreign exchange fluctuations, such increase was 12.7%. The local currency increase is due primarily to an increase in programming costs driven by subscriber growth, an increase in interconnection costs and an increase in the cost of technical services and maintenance.
      J:COM. J:COM operating expenses increased 8.5% during the 2005 interim period, as compared to the 2004 interim period. Excluding the effects of foreign exchange fluctuations, such increase was 6.4%. This local currency increase primarily is due to (i) increases in programming costs as a result of growth in the number of cable television subscribers, and (ii) increases in network maintenance and technical support costs associated with subscriber growth and the expansion of J:COM’s network. These factors were somewhat offset by a decrease in the cost of providing construction services and materials to J:COM’s nonconsolidated affiliates as a result of the corresponding decrease in revenue, as described above.

SG&A Expenses of our Reportable Segments

	Three months ended				Increase (decrease)
	March 31,		Increase (decrease)		excluding FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
UGC Broadband — The Netherlands	$34,461	25,495	8,966	35.2	7,292	28.6
UGC Broadband — France	36,106	9,324	26,782	287.2	26,276	281.8
UGC Broadband — Austria	13,552	11,778	1,774	15.1	1,149	9.8
UGC Broadband — Other Europe	39,200	24,220	14,980	61.8	11,032	45.5

UGC Broadband — Total Europe	123,319	70,817	52,502	74.1	45,749	64.6
UGC Broadband — Chile (VTR)	22,578	19,028	3,550	18.7	3,139	16.5
J:COM	76,583	69,340	7,243	10.4	5,757	8.3
Corporate and all other	64,478	60,807	3,671	6.0	(3,966)	(6.5)
Elimination of intercompany transactions	(2,858)	(2,640)	(218)	NM	NM	NM
Elimination of equity affiliate (J:COM)	—	(69,340)	69,340	NM	NM	NM

Total consolidated LMI	$284,100	148,012	136,088	NM	NM	NM

NM — Not Meaningful
      General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs and other general expenses.
      UGC Broadband — Total Europe. SG&A expenses for UGC Broadband — Total Europe increased 74.1% during the 2005 interim period, as compared to the 2004 interim period. SG&A expenses for UGC Broadband — France in the 2005 interim period include $25,218,000 incurred by Noos. SG&A expenses for UGC Broadband — Other Europe in the 2005 interim period include $4,656,000 incurred by Chorus and Telemach. Excluding the increase associated with the Noos, Chorus and Telemach acquisitions and the $6,753,000 increase due to exchange rate fluctuations, UGC Broadband — Total Europe’s SG&A expenses increased $15,875,000, or 22.4% in the 2005 interim period, as compared to the 2004 interim period, primarily due to:

(i)	An increase in sales and marketing expenses and commissions, reflecting the cost of campaigns and the greater number of subscriber additions for data, telephone and video;

(ii)	An increase in salaries and other staff related costs, reflecting increased staffing levels in sales and marketing and information technology functions, as well as annual wage increases; and

(iii)	An increase in consulting and contractor costs, reflecting an increased level of support for certain information technology projects, as well as professional advisor fees with respect to compliance with the Sarbanes-Oxley Act of 2002.
      UGC Broadband — Chile (VTR). UGC Broadband — Chile’s SG&A expenses increased 18.7% during the 2005 interim period, as compared to the 2004 interim period. Excluding the effects of foreign exchange fluctuations, such increase was 16.5%, primarily due to an increase in commissions and marketing costs and higher salaries and benefits.
      J:COM. J:COM SG&A expenses increased 10.4% during the 2005 interim period as compared to the 2004 interim period. Excluding the effects of foreign exchange fluctuations, J:COM SG&A expenses increased 8.3% during the 2005 interim period, as compared to the 2004 interim period. This local currency increase primarily is attributable to a general increase in overhead costs associated with the increase in scale of J:COM’s business.

Operating Cash Flow of our Reportable Segments
      Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding depreciation and amortization, stock-based compensation, impairment of long-lived assets and restructuring and other charges). We believe operating cash flow is meaningful because it provides investors a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the different countries in which we operate and identify strategies to improve operating performance. For example, our internal decision makers believe that the inclusion of impairment and restructuring charges within operating cash flow would distort the ability to efficiently assess and view the core operating trends in our segments. In addition, our internal decision makers believe our measure of operating cash flow is important because analysts and investors use it to compare our performance to other companies in our industry. For a reconciliation of total segment operating cash flow to our consolidated earnings (loss) before income taxes and minority interests, see note 15 to the accompanying condensed consolidated financial statements. Investors should view operating cash flow as a supplement to, and not a substitute for, operating income, net earnings, cash flow from operating activities and other GAAP measures of income as a measure of operating performance.

					Increase
	Three months ended		Increase		(decrease)
	March 31,		(decrease)		excluding FX

	2005	2004	$	%	$	%

	amounts in thousands, except % amounts
UGC Broadband — The Netherlands	$113,168	97,654	15,514	15.9	10,270	10.5
UGC Broadband — France	29,749	3,861	25,888	670.5	25,613	663.4
UGC Broadband — Austria	39,418	34,831	4,587	13.2	2,752	7.9
UGC Broadband — Other Europe	104,023	71,602	32,421	45.3	21,895	30.6

UGC Broadband — Total Europe	286,358	207,948	78,410	37.7	60,530	29.1
UGC Broadband — Chile (VTR)	30,675	25,030	5,645	22.6	5,182	20.7
J:COM	168,412	141,528	26,884	19.0	23,611	16.7
Corporate and all other	(36,570)	(27,550)	(9,020)	32.7	446	(1.6)
Elimination of equity affiliate (J:COM)	—	(141,528)	141,528	NM	NM	NM

Total consolidated LMI	$448,875	205,428	243,447	NM	NM	NM

NM — Not Meaningful
      For explanations of the factors contributing to the changes in operating cash flow, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.
Liquidity and Capital Resources

Sources and Uses of Cash
      Although our consolidated operating subsidiaries have generated cash from operating activities and have borrowed funds under their respective bank facilities, we generally are not entitled to the resources of our operating subsidiaries or business affiliates. In this regard, we and each of our operating subsidiaries perform separate assessments of our respective liquidity needs. Accordingly, the current and future liquidity of our corporate and subsidiary operations is discussed separately below. Following the discussion of our sources and uses of liquidity, we present a discussion of our condensed consolidated cash flow statements.

Corporate Liquidity
      At March 31, 2005, we and our non-operating subsidiaries held unrestricted cash and cash equivalents of $1,615,775,000. Such cash and cash equivalents represent available liquidity at the corporate level. Our remaining unrestricted cash and cash equivalents at March 31, 2005 of $1,460,317,000 were held by our operating subsidiaries, including $1,066,084,000 held by UGC and $384,855,000 held by J:COM. As noted above, we generally do not anticipate that any of the cash held by our operating subsidiaries will be made available to us to satisfy our corporate liquidity requirements. As described in greater detail below, our current sources of liquidity include (i) our cash and cash equivalents, (ii) our ability to monetize certain investments and derivative instruments, and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we may also receive distributions or loan repayments from our subsidiaries or affiliates and proceeds upon the disposition of investments and other assets or upon the exercise of stock options.
      We believe that our current sources of liquidity are sufficient to meet our current and long-term liquidity and capital needs, including any cash consideration that we might pay in connection with the closing of the proposed merger transaction with UGC, as described below. However, in the event another major investment or acquisition opportunity were to arise, it is possible that we would be required to seek additional capital in order to consummate any such transaction.
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
      On January 17, 2005, we entered into an agreement and plan of merger with UGC pursuant to which we each will merge with a separate wholly owned subsidiary of a new parent company named Liberty Global, which has been formed for this purpose. In the mergers, each outstanding share of LMI Series A common stock and LMI Series B common stock will be exchanged for one share of the corresponding series of Liberty Global common stock. Stockholders of UGC (other than LMI and its wholly owned subsidiaries) may elect to receive for each share of common stock owned either 0.2155 of a share of Liberty Global Series A common stock (plus cash for any fractional share interest) or $9.58 in cash. Cash elections will be subject to proration so that the aggregate cash consideration paid to UGC’s stockholders does not exceed 20% of the aggregate value of the merger consideration payable to UGC’s public stockholders. Completion of the transactions is subject to, among other conditions, approval of both companies’ stockholders, including an affirmative vote of a majority of the voting power of UGC Class A common stock not beneficially owned by our company, Liberty, any of our respective subsidiaries or any of the executive officers or directors of our company, Liberty, or UGC. Based on the number of shares outstanding of LMI common stock and UGC common stock at March 31, 2005, we estimate that UGC’s public stockholders will receive (i) between approximately 63 million and 79 million shares of Liberty Global Series A common stock and (ii) between nil and approximately $705 million of cash consideration depending on the extent to which stockholders of UGC (other than LMI and its wholly owned subsidiaries) elect to receive cash consideration. We anticipate that we would fund any cash consideration with existing cash balances.
      As noted above, we began consolidating Super Media and J:COM effective January 1, 2005. The consolidation of Super Media and J:COM did not have a material impact on our liquidity or capital resources as both our company and J:COM have continued to separately assess and finance our respective liquidity needs. See separate discussion of the liquidity and capital resources of J:COM below.

Subsidiary Liquidity
      UGC. At March 31, 2005, UGC held cash and cash equivalents of $1,066,084,000 in equivalent U.S. dollars and short-term liquid investments of $18,361,000. In addition to its cash and cash equivalents and its short-term liquid investments, UGC’s sources of liquidity include borrowing availability under its existing credit facilities and its operating cash flow.
      At March 31, 2005, UGC’s debt includes outstanding euro denominated borrowings under three Facilities aggregating $2,210,596,000 in equivalent U.S. dollars and U.S. dollar denominated borrowings under two Facilities aggregating $1,775,000,000 pursuant to the UPC Broadband Bank Facility (as amended through March 8, 2005), €500 million ($654 million) principal amount of UGC Convertible Notes, $93,236,000 in equivalent U.S. dollars outstanding under the VTR Bank Facility, and certain other borrowings. Two additional euro denominated Facilities under the UPC Broadband Bank Facility provide up to €1 billion ($1,308 million) of aggregate borrowing capacity that can be used to finance additional permitted acquisitions and for general corporate purposes, subject to covenant compliance. Based on March 31, 2005 covenants, the aggregate amount that was available for borrowing under these Facilities was approximately €500 million ($654 million). As a result of scheduled changes in required covenants at December 31, 2005 and future compliance dates, the ability of UGC to maintain or increase the borrowing availability under these Facilities is dependent on its ability to increase its EBITDA or reduce its senior debt. For additional information concerning UGC’s debt, see note 9 to the accompanying condensed consolidated financial statements.
      During the third quarter of 2004, UGC’s Board of Directors authorized a $100 million share repurchase program. As of March 31, 2005, UGC had repurchased 787,391 shares of UGC Class A common stock under this program. Pursuant to the Liberty Global merger agreement, UGC may not make further purchases of its Class A common stock until the mergers contemplated thereby are completed or the merger agreement is terminated.
      On January 12, 2004, Old UGC, a wholly owned subsidiary of UGC that principally owns UGC’s interests in businesses in Latin America and Australia, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Old UGC’s plan of reorganization, as amended, was confirmed by the Bankruptcy Court on November 10, 2004, and the restructuring of its indebtedness and other obligations pursuant to the plan was completed on November 24, 2004. On February 15, 2005, all of the Old UGC’s Senior Notes held by third parties were redeemed in full for total cash consideration of $25,068,000, plus accrued interest from August 15, 2004 through the redemption date totaling $1,324,000.
      In January 2005, chellomedia acquired the Class A shares of Zone Vision. The consideration for the transaction consisted of $50,000,000 in cash and 1,629,284 shares of UGC’s Class A common stock valued at $14,973,000. UGC incurred $2,154,000 of direct acquisition costs related to this transaction. As part of the transaction, chellomedia contributed to Zone Vision its 49% interest in Reality TV Ltd. and chellomedia’s Club channel business. For additional information, see note 5 to the accompanying condensed consolidated financial statements.
      On February 10, 2005, UPC Broadband Holding, UGC’s wholly owned subsidiary, acquired 100% of the shares in Telemach, a broadband communications provider in Slovenia, for €70,985,000 ($91,370,000) in cash.
      On April 6, 2005, UGC exercised its call right and purchased the remaining 19.9% minority interest in UPC Broadband France for €90,105,000 ($116,189,000 at the transaction date) in cash.
      On April 13, 2005, VTR completed its previously announced merger with Metrópolis. Prior to the merger, Metrópolis was owned 50% by our company and 50% by Cristalerías. In exchange for its equity interest in Metrópolis, Cristalerías received a 20% interest in VTR and an option to require UGC to purchase Cristalerías’ equity interest in VTR at fair market value, subject to a $140,000,000 floor price, and its debt interest in VTR at par plus unpaid interest. This put option, which is payable in cash or stock of UGC, our company, Liberty or, if we complete our proposed merger, Liberty Global, or a combination of cash and stock, at UGC’s option, may be exercised at any time between the first and tenth anniversaries of the closing date.

We have guaranteed UGC’s obligations under this put option, and UGC has agreed to indemnify us for any losses arising as a result of our guarantee of its obligations under this put option. For our equity interest in Metrópolis, we received VTR indebtedness which the parties valued at approximately $100,000,000 at the time of issuance. We have also agreed with UGC that UGC will acquire our subsidiary that holds this VTR indebtedness if the proposed merger between UGC and us does not close for consideration of 10,000,000 shares, subject to adjustment, of UGC’s Class A common stock. In connection with the merger, VTR also assumed Metrópolis indebtedness owed to subsidiaries of Cristalerías and our company with an aggregate value of approximately $21 million.
      In connection with the Metrópolis merger, VTR borrowed ChP35.337 billion ($60,163,000) on the VTR Bank Facility and received binding commitments for an additional ChP14.7238 billion ($25,068,000). Net proceeds were used to refinance Metrópolis bank debt, payment of fees arising from this transaction and working capital requirements. Binding commitments are available solely to refinance a promissory note between Metrópolis and a third party which is due on July 3, 2005.
      On May 9, 2005, UGC entered into certain agreements that provide for UGC’s acquisition of NTL Ireland if regulatory approval is obtained. See note 5 to the accompanying condensed consolidated financial statements.
      For information concerning UGC’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below.
      Management of UGC believes that UGC will be able to meet its current and long-term liquidity and capital needs through its existing cash, operating cash flow and available borrowings under its existing credit facilities. However, to the extent that UGC management plans to grow UGC’s business through acquisitions, UGC management believes that UGC may need additional sources of financing, most likely to come from the capital markets in the form of debt or equity financing or a combination of both.
      J:COM. At March 31, 2005, J:COM held cash and cash equivalents of $384,855,000 in equivalent U.S. dollars. In addition to its cash and cash equivalents, J:COM’s sources of liquidity include borrowing availability under its existing credit facilities and its operating cash flow.
      At March 31, 2005, J:COM’s debt consisted of Japanese yen denominated borrowings aggregating ¥130 billion ($1,213,252,000) pursuant to the Term Loan Facility and other borrowings aggregating ¥20,157 million ($188,124,000). At March 31, 2005, J:COM had ¥20 billion ($186,654,000) of borrowing availability pursuant to the Revolving Facility. For additional information concerning J:COM’s debt, see note 9 to the accompanying condensed consolidated financial statements.
      On March 23, 2005, J:COM received net proceeds of ¥82,059 million ($774,430,000 at March 23, 2005) in connection with an IPO of its common shares, and on April 20, 2005, J:COM received additional net proceeds of ¥8,710 million ($81,577,000 at April 20, 2005) in connection with the sale of additional common shares upon the April 15, 2005 exercise of the underwriters’ over-allotment option. J:COM used a portion of the net proceeds received in March 2005 to repay the ¥50 billion ($466,636,000) of borrowings outstanding pursuant to the Mezzanine Facility. The Mezzanine Facility is not available for future borrowings.
      On February 25, 2005, J:COM completed a transaction with Sumitomo, Microsoft and our company whereby J:COM paid aggregate cash consideration of ¥4,420 million ($41,932,000 at February 25, 2005) to acquire each entities’ respective interests in Chofu Cable, a Japanese broadband communications provider, and to acquire from Microsoft equity interests in certain telecommunications companies. Our share of the consideration was ¥972 million ($9,221,000 at February 25, 2005). As a result of this transaction, J:COM owns an approximate 92% equity interest in Chofu Cable.
      For information concerning J:COM’s capital expenditure requirements, see the discussion under Condensed Consolidated Cash Flow Statements below.
      Management of J:COM believes that J:COM will be able to meet its current and long-term liquidity and capital needs through its existing cash, operating cash flow and available borrowings under its existing credit facilities. However, to the extent that J:COM management plans to grow J:COM’s business through acquisitions, J:COM management believes that J:COM may need additional sources of financing, most likely to come from the capital markets in the form of debt or equity financing or a combination of both.
      Other Subsidiaries. Liberty Cablevision Puerto Rico and Pramer generally fund their own investing and financing activities with cash from operations and bank borrowings, as necessary. Due to covenants in their respective loan agreements, we generally are not entitled to the cash resources or cash generated by the operating activities of these two consolidated subsidiaries.

Condensed Consolidated Cash Flow Statements
      Our cash flows are subject to significant variations based on foreign currency exchange rates. See related discussion under “Quantitative and Qualitative Disclosures about Market Risk” below. See also our “Discussion and Analysis of Reportable Segments” above.
      Due to the fact that we began consolidating Super Media and J:COM on January 1, 2005, our cash flows for the 2005 interim period are not comparable to the cash flows for the 2004 interim period. Accordingly, the following discussion focuses on our cash flows for the 2005 interim period.
      During the 2005 interim period, we used net cash provided by our operating activities of $303,017,000 and net cash provided by financing activities of $368,482,000 to fund an increase in our cash and cash equivalent balances of $609,993,000 (excluding a $65,387,000 decrease due to changes in foreign exchange rates) and net cash used in our investing activities of $61,506,000.
      The net cash used by our investing activities during the 2005 interim period includes capital expenditures of $248,690,000, net proceeds received upon dispositions of $91,137,000, proceeds received upon the settlement of derivative instruments of $65,876,000 and the net effect of other less significant sources and uses of cash. UGC and J:COM accounted for $167,306,000 and $73,461,000, respectively of our consolidated capital expenditures during the 2005 interim period.
      In 2005, UGC management will continue to focus on increasing penetration of services in its existing upgraded footprint and the efficient deployment of capital aimed at services that result in positive net cash flows. UGC management expects its capital expenditures to continue to be significantly higher in 2005 than in 2004, primarily due to: (i) costs for customer premise equipment as UGC management expects to add more customers in 2005 than in 2004; (ii) increased expenditures for new build and upgrade projects to meet certain franchise commitments, increased traffic, expansion of services and other competitive factors; (iii) new initiatives such as UGC management’s plan to invest more aggressively in digital television in certain locations and UGC management’s planned VoIP rollout in UGC’s major markets in Europe and Chile; and (iv) other factors such as improvements to UGC’s master telecom center in Europe, information technology upgrades and expenditures for UGC’s general support systems.
      During the past several years, J:COM has invested a significant amount of capital in connection with the expansion and upgrade of its network. With the expansion and upgrade of J:COM’s network substantially complete, J:COM anticipates that its capital expenditures during 2005 will primarily relate to customer installation costs, the costs of converting a portion of its analog cable television customers to digital and the costs associated with the expansion of its service offerings. J:COM uses capital lease arrangements to finance a significant portion of its capital expenditures. From an accounting perspective, capital expenditures that are financed by capital lease arrangements are treated as non-cash activities and accordingly are not included in the capital expenditure amounts presented in our condensed consolidated statements of cash flows. Including $29,595,000 of expenditures that were financed under capital lease arrangements, J:COM’s capital expenditures aggregated $103,056,000 during the 2005 interim period. Including amounts expected to be financed under capital lease arrangements, J:COM management expects that its aggregate capital expenditures during 2005 will range between ¥56 billion ($523 million) and ¥60 billion ($560 million) Approximately one-third of such capital expenditures are expected to be financed under capital lease arrangements.
      During the 2005 interim period, the cash provided by our financing activities was $368,482,000. Such amount includes net proceeds received on a consolidated basis from the issuance of stock by subsidiaries of

$775,796,000 (including $774,430,000 of proceeds received by J:COM in connection with its IPO) and net repayments of debt of $364,354,000.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations

Off Balance Sheet Arrangements
      At March 31, 2005, Liberty guaranteed ¥4,605 million ($42,978,000) of the bank debt of certain J:COM affiliates. Liberty’s guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2019. In connection with the spin off, we have agreed to indemnify Liberty for any amounts Liberty is required to fund under these arrangements.
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
      During 2004, we completed three transactions that resulted in the acquisition of our equity method investment in Mediatti through our consolidated subsidiary, Liberty Japan MC. Olympus, another shareholder of Mediatti, has a put right that is first exercisable during July 2008 to require Liberty Japan MC to purchase all of its Mediatti shares at fair market value. If Olympus exercises such right, the two minority shareholders who are party to the shareholders agreement may also require Liberty Japan MC to purchase their Mediatti shares at fair market value. If Olympus does not exercise such right, Liberty Japan MC has a call right that is first exercisable during July 2009 to require Olympus and the minority shareholders to sell their Mediatti shares to Liberty Japan MC at fair market value. If both the Olympus put right and the Liberty Japan MC call right expire without being exercised during the first exercise period, either may thereafter exercise its put or call right, as applicable, until October 2010.
      On October 28, 2004, we received $60 million in cash from the purchaser of our interest in Sky Brasil. The $60 million is refundable by us if the Sky Brasil transaction is terminated. It may be terminated by us or the purchaser if it has not closed by October 8, 2007 or by the purchaser if certain conditions are incapable of being satisfied.
      Pursuant to the agreement with CPE governing Belgian Cable Investors, CPE has the right to require BCH to purchase all of CPE’s interest in Belgian Cable Investors for the then appraised fair value of such interest during the first 30 days of every six-month period beginning in December 2007. BCH has the corresponding right to require CPE to sell all of its interest in Belgian Cable Investors to BCH for appraised fair value during the first 30 days of every six-month period following December 2009. For additional information, see note 6 to the accompanying condensed consolidated financial statements.
      As further described in note 5 to the accompanying condensed consolidated financial statements, Zone Vision’s Class B1 shareholders have the right, subject to vesting, to put 60% of their Class B1 shares to chellomedia on the third anniversary of the closing, and 100% of their interest on the fifth anniversary of the closing.
      In connection with the April 13, 2005 combination of VTR and Metrópolis, Cristalerías acquired an option to require UGC to purchase Cristalerías’ equity interest in VTR at fair market value, subject to a $140,000,000 floor price, and its debt interest in VTR at par plus unpaid interest. For additional information, see note 6 to the accompanying condensed consolidated financial statements.
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

      For a description of our contingent liabilities related to certain legal proceedings, see note 13 to the accompanying condensed consolidated financial statements.
      We operate in numerous countries around the world and accordingly we are subject to, and pay annual income taxes under, the various income tax regimes in the countries in which we operate. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time, we may be subject to a review of our historic income tax filings. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. We have accrued income taxes (and related interest and penalties, if applicable) for amounts that represent income tax exposure items in tax years for which additional income taxes may be assessed.
      In addition to the foregoing items, we have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In our opinion, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

Contractual Commitments
      As of March 31, 2005, the U.S. dollar equivalent (based on March 31, 2005 exchange rates) of our consolidated contractual commitments, classified by their currency denomination, are as follows:

	Payments due during:

	Nine months
	ended	Years ended December 31,
	December 31,
	2005	2006	2007	2008	2009	Thereafter	Total

	amounts in thousands
Debt (excluding interest):
U.S. dollar	$498	8,170	8,833	10,683	10,275	1,874,375	1,912,834
Euro	—	—	—	—	916	2,935,970	2,936,886
Japanese Yen	46,926	109,108	192,166	294,894	402,253	356,029	1,401,376
Other	4,426	17,512	19,495	19,429	20,266	24,431	105,559

	51,850	134,790	220,494	325,006	433,710	5,190,805	6,356,655

Capital leases (excluding interest):
Euro	2,712	2,955	3,044	3,329	3,657	30,267	45,964
Japanese Yen	68,570	76,269	57,564	42,132	30,943	28,716	304,194

	71,282	79,224	60,608	45,461	34,600	58,983	350,158

Operating leases:
U.S. dollar	107,968	4,011	3,758	3,361	3,061	12,681	134,840
Euro	8,559	74,918	68,649	47,427	39,078	105,358	343,989
Japanese Yen	5,968	7,054	5,591	4,220	3,624	6,604	33,061
Other	3,068	4,227	3,625	3,625	3,620	3,571	21,736

	125,563	90,210	81,623	58,633	49,383	128,214	533,626
Programming and other purchase obligations:
U.S. dollar	105,996	20,606	11,292	7,962	4,403	18,090	168,349
Euro	8,566	9,193	—	—	—	—	17,759

	114,562	29,799	11,292	7,962	4,403	18,090	186,108

Other commitments:
Euro	52,916	6,429	6,084	4,001	4,020	14,005	87,455
Japanese Yen	987	1,084	1,610	1,288	1,565	9,298	15,832
Other	1,314	406	—	—	—	—	1,720

	55,217	7,919	7,694	5,289	5,585	23,303	105,007

Total:
U.S. dollar	214,462	32,787	23,883	22,006	17,739	1,905,146	2,216,023
Euro	72,746	93,495	77,777	54,757	47,671	3,085,600	3,432,046
Japanese Yen	122,451	193,515	256,931	342,534	438,385	400,647	1,754,463
Other	8,815	22,145	23,120	23,054	23,886	28,002	129,022

	$418,474	341,942	381,711	442,351	527,681	5,419,395	7,531,554

Projected cash interest payments on debt and capital lease obligations*	$210,067	271,430	266,442	259,477	240,628	607,651	1,855,694

*	Based on interest rates and contractual maturities in effect as of March 31, 2005.

      Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us inasmuch as we have agreed to pay minimum fees, regardless of the actual number of subscribers to the programming services or whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems. Other purchase obligations consist of commitments to purchase customer premise equipment that are enforceable and legally binding on us.
      Other commitments consist of commitments to rebuild or upgrade cable systems, extend the cable network to new developments, and perform network maintenance and other fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are estimated based on the remaining capital required to bring the cable distribution system into compliance with the requirements of the applicable franchise agreement specifications. Other commitments also include J:COM’s commitments pursuant to unfunded noncontributory defined benefit severance and retirement plans.
      In addition to the commitments set forth in the table above, we have commitments under agreements with programming vendors, municipalities, and other third parties pursuant to which we expect to make payments in future periods. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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

Cash and Investments
      We invest our cash in liquid instruments that meet high credit quality standards and generally have maturities at the date of purchase of less than three months. We are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in the Japanese yen, euros and, to a lesser degree, other currencies. At March 31, 2005, we and J:COM held cash balances of $405,111,000 and $384,855,000, respectively, that were denominated in Japanese yen and UGC held cash balances of $800,170,000 that were denominated in euros. These Japanese yen and euro cash balances are available to be used for future acquisitions and other liquidity requirements that may be denominated in such currencies.
      We are also exposed to market price fluctuations related to our investments in equity securities. At March 31, 2005, the aggregate fair value of our equity method and available-for-sale investments that was subject to price risk was approximately $712 million.

Foreign Currency Risk
      We are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our functional currency) against the currencies of our operating subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause the parent company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, we and our operating subsidiaries and affiliates are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our respective functional currencies, such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming costs, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than their own functional currency. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ monetary assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for our company is to the euro and Japanese yen as 40% and 33% of our U.S. dollar revenue during the three months ended March 31, 2005 was derived from subsidiaries whose functional currency is the euro and Japanese yen, respectively. In addition, we have significant exposure to changes in the exchange rates for the Chilean peso and, to a lesser degree, other local currencies in Europe.
      We generally do not enter into derivative transactions that are designed to reduce our long-term exposure to foreign currency exchange risk. However, in order to reduce our foreign currency exchange risk related to our cash balances that are denominated in Japanese yen and our consolidated investment in Super Media/ J:COM, we have entered into collar agreements with a notional amount of ¥20 billion ($186,654,000). These collar agreements have a weighted average remaining term of less than one month, an average call price of ¥101/ U.S. dollar and an average put price of ¥106/ U.S. dollar. During the 2005 interim period, we paid $1,918,000 to settle yen collar contracts.
      J:COM has several outstanding forward contracts with a commercial bank to reduce foreign currency exposures related to U.S. dollar-denominated equipment purchases and other firm commitments. As of March 31, 2005 such forward contracts had an aggregate notional amount of ¥1,484 million ($13,849,000), and expire on various dates through December 2005. The forward contracts have not been designated as hedges. Accordingly, changes in the fair value of these contracts are recorded in operations. The fair value of these contracts at March 31, 2005 was not material.
      The relationship between the euro, Japanese yen and Chilean peso and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	Spot rate

		Japanese	Chilean
	Euro	yen	peso

December 31, 2004	0.7333	102.41	559.19
March 31, 2005	0.7645	107.15	587.41

	Average rate

		Japanese	Chilean
	Euro	yen	peso

Three months ended:
March 31, 2004	0.7989	106.62	587.35
March 31, 2005	0.7619	104.55	577.85

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

Interest Rate Risks
      We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed and floating rate investments and borrowings by our operating subsidiaries that are used to maintain liquidity and fund their respective business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our primary exposure to variable rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UGC and the TIBOR-indexed debt of J:COM. Both UGC and J:COM have entered into various derivative transactions pursuant to their policies to manage exposure to movements in interest rates. UGC and J:COM use interest rate exchange agreements to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. UGC and J:COM also use interest rate cap agreements that lock in a maximum interest rate should variable rates rise, but which enable it to otherwise pay lower market rates. UGC and J:COM manage the credit risks associated with their derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the counterparties may expose UGC and J:COM to losses in the event of nonperformance, neither UGC nor J:COM expect such losses, if any, to be significant.
      During the first and second quarter of 2004, UGC purchased interest rate caps for a total of $21,442,000, capping the variable interest rate at 3.0% and 4.0% for 2005 and 2006, respectively, on notional amounts totaling €2.25 billion to €2.6 billion. In June 2003, UGC entered into a cross currency and interest rate swap pursuant to which a notional amount of $347.5 million was swapped at an average rate of 1.133 euros per U.S. dollar until July 2005, with the variable LIBOR interest rate (including margin) swapped into a fixed interest rate of 7.85%. Following the prepayment of part of Facility C in December 2004, UGC paid down this swap with a cash payment of $59,100,000 and unwound a notional amount of $176,020,000. The remaining notional amount of $171,480,000 was reset at a euro to U.S. dollar exchange rate of 1.3158 to 1 until the refinancing of the UPC Broadband Bank Facility in March 2005, when this swap was terminated.
      In connection with the refinancing of the UPC Broadband Bank Facility in December 2004, UGC entered into a seven year cross currency and interest rate swap pursuant to which a notional amount of $525.0 million was swapped at a rate of 1.3342 euros per U.S. dollar until December 2011, with the variable interest rate of LIBOR + 300 basis points swapped into a variable rate of EURIBOR + 310 basis points for the same time period.
      In connection with the refinancing of the UPC Broadband Bank Facility in March 2005, UGC: (i) entered into a seven and a half year cross currency and interest rate swap pursuant to which a notional amount of $1.225 billion was swapped at a rate of 1.325 euros per U.S. dollar until October 2012, with the variable interest rate of LIBOR + 250 basis points swapped into an all inclusive fixed rate of 6.06%; (ii) entered into a five-year interest rate swap pursuant to which a notional amount of €1.0 billion was swapped into a fixed interest rate of 3.28% until April 2010; (iii) entered into an interest rate swap pursuant to which a notional amount of €525.0 million was swapped into a fixed interest rate of 2.2625% from April through December 2005; (iv) entered into an interest rate swap pursuant to which a notional amount of €550.0 million was swapped into a fixed interest rate of 2.325% from July through December 2005; and (v) purchased interest rate caps that capped the variable EURIBOR interest rate at 3.5% on a notional amount of €750.0 million for 2007.
      At March 31, 2005, the aggregate notional amount of J:COM’s interest rate swap agreements was ¥45 billion ($419,972,000). These swap agreements, which expire on various dates through 2009, effectively fix the TIBOR component of the variable interest rates on borrowings pursuant to J:COM’s Senior Facility. J:COM accounts for these derivative instruments as cash flow hedging instruments. Derivative instruments that are accounted for as cash flow hedging instruments are carried at fair value, with changes in fair value reflected in other comprehensive earnings (loss), net. The fair value of these swap agreements at March 31, 2005 was not material.
      In January 2005, J:COM settled interest rate swap agreements and an interest rate cap agreement with an aggregate notional amount of ¥24 billion ($223,985,000). The loss recognized in operations during the 2005 interim period in connection with the settlement of these swap and cap agreements was not material.

      At March 31, 2005, the weighted-average interest rate on variable rate indebtedness of our consolidated subsidiaries was approximately 4.6%. Assuming no change in the amount outstanding, and without giving effect to any interest rate exchange agreements, a hypothetical 50 basis point increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by approximately $27,150,000.

Derivative Instruments
      The UGC Convertible Notes are compound financial instruments that contain a foreign currency debt component and an equity component that is indexed to both UGC’s Class A common stock and to currency exchange rates (euro to U.S. dollar). UGC accounts for the embedded equity derivative separately at fair value, with changes in fair value reported in UGC’s condensed consolidated statement of operations. During the three months ended March 31, 2005, UGC recognized an unrealized gain on the embedded equity derivative of $54,992,000. The U.S. dollar equivalents of the fair value of the embedded equity derivative and the accreted value of the debt host contract are presented together in long-term debt and capital lease obligations in our condensed consolidated balance sheet, as follows:

	March 31,	December 31,
	2005	2004

	amounts in thousands
Debt host contract	$450,344	462,164
Embedded equity derivative	138,653	193,645

	$588,997	655,809

      At December 31, 2004, we were a party to total return debt swaps in connection with (i) bank debt of a subsidiary of UPC, and (ii) public debt of Cablevisión. During the 2005 interim period, we received cash proceeds of $21,952,000 upon termination of the Cablevisión and UPC subsidiary total return swaps.
      Prior to the spin off, Liberty contributed to our company 10,000,000 shares of News Corp. Class A common stock, together with a related variable forward transaction. In connection with the sale of 4,500,000 shares of News Corp. Class A common stock during the fourth quarter of 2004, we paid $3,429,000 to terminate the portion of the variable forward transaction that related to the shares that were sold. At March 31, 2005, the forward, which was scheduled to expire on September 17, 2009, provided (i) us with the right to effectively require the counterparty to buy 5,500,000 shares of News Corp. Class A common stock at a price of $15.72 per share, or an aggregate price of $86,460,000 (the Floor Price), and (ii) the counterparty with the effective right to require us to sell 5,500,000 shares of News Corp. Class A common stock at a price of $26.19 per share. On April 7, 2005, we terminated the variable forward transaction and received cash proceeds of $1,650,000.
      During the fourth quarter of 2004, we entered into call option contracts pursuant to which we contemporaneously (i) sold call options on 1,210,000 shares of LMI Series A common stock at exercise prices ranging from $39.5236 to $41.7536, and (ii) purchased call options on 1,210,000 shares with an exercise price of zero. As structured with the counterparty, these instruments have similar financial mechanics to prepaid put option contracts. We received cash proceeds of $49,387,000 in connection with the expiration of these contracts during the first quarter of 2005.

Credit Risk
      In addition to the risks described above, we are also exposed to the risk that our counterparties will default on their obligations to us under the above-described derivative instruments. Based on our assessment of the credit worthiness of the counterparties, we do not anticipate any such default.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures
      In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2005. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. As a result of the restatement of our consolidated financial statements, as described below and in our Annual Report on Form 10-K/ A for the year ended December 31, 2004, the Executives have concluded our disclosure controls and procedures were not effective as of March 31, 2005.
      On April 25, 2005, the audit committee of UGC, our majority owned subsidiary that files its own annual and quarterly reports with the SEC, determined that UGC needed to restate its condensed consolidated financial information as of and for the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, as well as its consolidated financial statements as of and for the fiscal year ended December 31, 2004 to correct an error in such financial statements with respect to the accounting treatment of the UGC Convertible Notes. As a result of the restatement being made by UGC, our audit committee, after consultation with management and our independent registered public accountants, determined that we also needed to restate our consolidated financial information as of and for the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, as well as our consolidated financial statements as of and for the year ended December 31, 2004.
      In light of the foregoing, we are in the process of implementing additional procedures requiring enhanced oversight of determinations regarding the accounting for complex financial instruments.
      We are continuing our evaluation, documentation and testing of our internal controls over financial reporting so that management will be able to report on, and our independent registered public accounting firm will be able to attest to, our internal controls as of December 31, 2005, as required by applicable laws and regulations.

Changes in internal control over financial reporting
      Except as described below, no change in our internal control over financial reporting occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Effective January 1, 2005, we began consolidating Super Media and J:COM. We have initiated the process of integrating Super Media and J:COM into our internal controls over financial reporting and we expect this process to continue through December 31, 2006, the date that our management’s report on internal controls will include Super Media and J:COM.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      Class Action Lawsuits Relating to the Merger Transaction with UGC — Since January 18, 2005, twenty-one lawsuits have been filed in the Delaware Court of Chancery and one lawsuit in the Denver District Court, State of Colorado, all purportedly on behalf of UGC’s public stockholders, regarding the announcement on January 18, 2005 of the execution by UGC and us of the agreement and plan of merger for the combination of our companies under a new parent company. The defendants named in these actions include UGC, Gene W. Schneider, Michael T. Fries, David B. Koff, Robert R. Bennett, John C. Malone, John P. Cole, Bernard G. Dvorak, John W. Dick, Paul A. Gould and Gary S. Howard (directors of UGC) and our company. The allegations in each of the complaints, which are substantially similar, assert that the defendants have breached their fiduciary duties of loyalty, care, good faith and candor and that various defendants have engaged in self-dealing and unjust enrichment, affirmed an unfair price, and impeded or discouraged other offers for UGC or its assets in bad faith and for improper motives. In addition to seeking to enjoin the transaction, the complaints seek remedies, including damages for the public holders of UGC’s stock and an award of attorney’s fees to plaintiffs’ counsel. In connection with the Delaware lawsuits, defendants have been served with one request for production of documents. On February 11, 2005, the Delaware Court of Chancery consolidated all twenty-one Delaware lawsuits into a single action. On May 5, 2005, the plaintiffs filed a consolidated amended complaint containing allegations substantially similar to those found in and naming the same defendants named in the original complaints. The parties are negotiating a schedule for proceeding with the action, including a time for the defendants to respond to the consolidated amended complaint. The defendants believe the lawsuits are without merit.
      Cignal — On April 26, 2002, UPC received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit against UPC in the District Court of Amsterdam, The Netherlands, claiming $200,000,000 on the basis that UPC failed to honor certain option rights that were granted to those shareholders in connection with the acquisition of Cignal by Priority Telecom. UPC believes that it has complied in full with its obligations to these shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders’ claims are without merit and intends to defend this suit vigorously. In December 2003, certain members and former members of the Supervisory Board of Priority Telecom were put on notice that a tort claim may be filed against them for their cooperation in the IPO. On May 4, 2005, the court rendered its decision, dismissing all claims of the former Cignal shareholders.

Item 6.	Exhibits.
      Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):
      2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:

2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among New Cheetah, Inc. (now known as Liberty Global, Inc.), the Registrant, UnitedGlobalCom, Inc. (UGC), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 17, 2005)

      4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (UPC Broadband) and UPC Financing Partnership (UPC Financing), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the 2004 Credit Agreement) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-496-58) (the UGC 2004 10-K))
4.2	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.3	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K)
4.4	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.5	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
10.1	Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 3) dated April 28, 2005 (File No. 000-50671) (LMI 10-K Amendment No. 3))
10.2	Form of Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005) Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the LMI 10-K Amendment No. 3)
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Treasurer.*
31.3	Certification of Senior Vice President and Controller.*
32	Section 1350 Certification.*

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Liberty Media International, Inc.

Date: May 13, 2005	By:	/s/ John C. Malone
John C. Malone President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Graham E. Hollis
Graham E. Hollis Senior Vice President and Treasurer (Principal Financial Officer)

Date: May 13, 2005	By:	/s/ Bernard G. Dvorak
Bernard G. Dvorak Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX
   2 — Plan of Acquisition Reorganization, Arrangement, Liquidation or Succession:

2.1	Agreement and Plan of Merger, dated as of January 17, 2005, among New Cheetah, Inc. (now known as Liberty Global, Inc.), the Registrant, UnitedGlobalCom, Inc. (UGC), Cheetah Acquisition Corp. and Tiger Global Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 17, 2005)
   4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband Holding B.V. (UPC Broadband) and UPC Financing Partnership (UPC Financing), as Borrowers, the guarantors listed therein, and TD Bank Europe Limited, as Facility Agent and Security Agent, including as Schedule 3 thereto the Restated €1,072,000,000 Senior Secured Credit Facility, originally dated January 16, 2004, among UPC Broadband, as Borrower, the guarantors listed therein, the banks and financial institutions listed therein as Initial Facility D Lenders, TD Bank Europe Limited, as Facility Agent and Security Agent, and the facility agents under the Existing Facility (as defined therein) (the 2004 Credit Agreement) (incorporated by reference to Exhibit 10.32 to UGC’s Annual Report on Form 10-K, dated March 14, 2005 (File No. 000-496-58) (the UGC 2004 10-K))
4.2	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility G Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.39 to the UGC 2004 10-K)
4.3	Additional Facility Accession Agreement, dated March 7, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility H Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.40 to the UGC 2004 10-K)
4.4	Additional Facility Accession Agreement, dated March 9, 2005, among UPC Broadband, as Borrower, TD Bank Europe Limited, as Facility Agent and Security Agent, and the banks and financial institutions listed therein as Additional Facility I Lenders, under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.41 to the UGC 2004 10-K)
4.5	Amendment and Restatement Agreement, dated March 7, 2005, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent, including as Schedule 3 thereto the Restated Credit Agreement, €3,500,000,000 and US$347,500,000 and €95,000,000 Senior Secured Credit Facility, originally dated October 26, 2000, among UPC Broadband and UPC Financing, as Borrowers, the guarantors listed therein, the Lead Arrangers listed therein, the banks and financial institutions listed therein as Original Lenders, TD Bank Europe Limited and Toronto-Dominion (Texas) Inc., as Facility Agents, and TD Bank Europe Limited, as Security Agent (incorporated by reference to Exhibit 10.33 to the UGC 2004 10-K)
10.1	Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 3) dated April 28, 2005 (File No. 000-50671) (LMI 10-K Amendment No. 3))
10.2	Form of Liberty Media International, Inc. 2004 Incentive Plan (As Amended and Restated Effective March 9, 2005) Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the LMI 10-K Amendment No. 3)
31	Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer.*
31.2	Certification of Senior Vice President and Treasurer.*
31.3	Certification of Senior Vice President and Controller.*
32	Section 1350 Certification.*

*	Filed herewith